Form 10-K
period 2010-12-31
TOP GEAR INC
filed 2011-05-02
CIK 1493587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-168066

TOP GEAR INC.
(Exact name of Registrant as specified in its charter)

Delaware	30-0473898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

72 Yehudah HaMaccabi Street
Unit 11	61070
Tel Aviv, Israel
(Address of principal executive offices)	(Zip Code)

+ 972 52-570-3774
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,500 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1 from June 2009 through September 2009, which was $0.025 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 7,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 2, 2011, there were 8,620,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Top Gear," and “Issuer” mean Top Gear Inc. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Formation and year of organization

We were incorporated on December 31, 2007, in the State of Delaware. Our authorized capital consists of 100,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share.

We do not own any real property. We currently maintain our corporate office at 72 Yehudah HaMaccabi Street, Unit 11, Tel Aviv, Israel 61070. Our principal executive officer provides us with the use of this office, which is a part of his residence, at no cost to the Company. This space will be sufficient until we commence full operations.  Our telephone number is +972 (54) 2229702.  We do not currently have a website; however, we have reserved a domain name.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

In the fourth quarter of 2010, we completed the design of our graphic/web design materials for use as part of our advertising and promotional materials.

In March 2011, we attended the International Food and Drink Event Show in London, England.

Business of Issuer

Principal Service and Markets

We are a development stage company.  We are currently in the business of developing and commercializing a kosher certification service.  A kosher certificate indicates that a product has undergone stringent inspections by a recognized kosher agency and that it has been prepared and packaged in facilities that comply with the dietary requirements of Jewish law.  Certification agencies provide the inspection and maintenance services based on their individual standards and interpretations of kosher laws.

Kosher Certification

We plan to market and offer kosher supervision and certification services to companies and producers that wish to add a kosher symbol to their products’ labels.  By promoting the various commercial benefits of having a kosher certificate and positioning kosher certification as an essential part of a business development strategy, we intend to attract food companies seeking to increase their sales and market reach.

Target Market

Our target market is the growing sector of businesses and food producers that are realizing the benefits to having kosher certification of their products. Consumers in general are becoming a lot more aware of the quality of food they buy, how it is prepared, and where it comes from.  This target market is clearly defined as it has already engaged in the organic and health food trend, a new market sector that holds great promise for kosher certification opportunities. Many of the new companies and products that are springing up to satisfy this consumer trend will be interested in adding value and quality to their products in the form of a kosher certificate. This consumer group is sophisticated and tends towards purchasing products that offer healthy or organic alternatives.  We plan to target the producers of healthy snack foods, cookies, sauces, dips, breakfast cereals, soft drinks, and other organic grocery items for kosher certification services to add appeal to their products.

Another sector of the target market is the increasing number of vegetarians and lactose sensitive consumers who trust the kosher symbols to inform them if the product they plan on purchasing contains either meat or dairy ingredients.  Vegetarians recognize and trust the kosher “parve” label, which indicates that the product contains neither meat nor milk ingredients, to guarantee that a product is truly vegetarian.  As a reliable indication of a product’s contents, the kosher symbol indicates to them if a product is safe and suitable for their controlled diets.

 Competitive Advantages

Our services are intended to have the following competitive advantages compared with our competitors’ services:

•	We plan to run our kosher certification service company as a business

•	We plan to implement a simple and easy online registration process for our services

•	We intend for our field representatives to be well motivated and as such to perform their tasks in a professional manner

Because many kosher certification services (OU, OK, Chof-K, etc.) are run as non-profit public service providers, and not as businesses, they are not driven to turn a profit. Further, since, based on our knowledge of the industry, our competitors’ local representatives are not paid on a commission basis, we believe that such individuals conducting the on-site inspections would be less motivated than inspectors who receive a commission on each customer serviced.

Furthermore based on our knowledge of the industry, the current certification organizations often take a relatively long period of time to assign a supervisor, verify the status of a company’s products, review the overall production process, put someone in place to supervise the actual production, and finally come to a determination. We believe that we will be able to provide a shorter turn-around time from initial inquiry to on-site inspection and certification.

Finally, by using the latest Internet and social media tools, such as a website that is constantly being updated, blogs with the latest information, Linked-In and Facebook, we plan to keep consumers up to date on the latest kosher food offerings, as well as serve as advertisements for the food manufacturers that we service and promote their product line directly to kosher food consumers.

Sources and Availability of Products and Supplies

The nature of our intended services does not mandate any dependence on one or a few major products or suppliers.

Dependence on One or a Few Major Customers

The nature of our services does not mandate any dependence on one or a few major customers or food distributors.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We intend to protect our trade name, Go Kosher, and our certification symbols on the basis of applicable trademark and trade name laws. Besides our trade name, we do not hold any other intellectual property.

Existing or Probable Government Regulations

Companies engaged in the manufacture, packaging and distribution of food items are subject to extensive regulation by various government agencies which, pursuant to statutes, rules, and regulations, prescribe labeling requirements. In some states the labeling of food products as being “kosher” is subject to “standard of identity” requirements. To the extent that any product that we seek to label as “kosher” does not conform to an applicable standard, special permission to market such a product is required.

New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the labeling of products as “kosher”. If we fail to comply with applicable laws and regulations, our clients and us may be subject to civil remedies, including fines, injunctions, recalls or seizures, which could have a material adverse effect on our business, results of operations and financial condition.

Research and Development Activities and Costs

We have not incurred any costs to date and have no plans to undertake research and development activities during the next year of operation.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

Employees

We have commenced only limited operational activities; therefore, we have no employees. Our officers and Directors provide service to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff. For a detailed description, see "Plan of Operation".

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to Our Lack of Operating History

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We anticipate generating losses for the next 12 months.   Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on December 31, 2007.  We currently have no products, customers, or revenues. Although we have begun initial planning for the marketing of our kosher certification, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We do not have any current sources of financing to implement our business plan and to remain operational during the next twelve months. Even with this funding, if we do not generate any revenues within the next twelve months, we may require additional financing in order to establish profitable operations.   Even with such additional funding, there is no assurance that we will be profitable.  Moreover, such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable.  Failure to secure the needed additional financing will have a serious effect on our company's ability to survive.  At this time, there are no anticipated additional sources of funds in place.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our marketing our kosher certification services. Our ability to develop this market and sell our kosher certification services is unproven, and the lack of operating history makes it difficult to validate our business plan.  Our marketing plan is not currently complete and partly remains to be determined. As a brand based company, marketing and sales will be driven through the marketing of our kosher supervision and certification services through launching an internet advertising campaign that will be timed to coincide with the launch of our website, and thereafter we will engage in radio, television and print advertising in national publications related to the food industry, in particular, the nutrition, health food, natural and organic food sectors.  In addition, the success of our business plan is dependent upon the market acceptance of our services and of our kosher certification as reputable and trustworthy.  Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We have no operating history and have maintained losses since inception. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing of our kosher certification services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Relating to Our Business

Our executive officers and Directors have significant voting power and may take actions that  may be different from actions sought by our other stockholders.

Our officers and Directors own approximately 81.21% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other   activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations.  Presently, our officers and Directors allocate only a portion of their time to the operation of our business.  Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 7 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Israel.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the State in which it was given.
An Israeli court will not declare a foreign judgment enforceable if:
•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Currently, none of our assets is held outside of the United States.   Since our Directors and executive officers do not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because   should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

Our officers have no experience in operating a kosher food certification business.

Since our officers and Directors have no experience in operating a kosher certification business or in the marketing of such services or the training of kosher food supervisors, our officers and Directors may make inexperienced or uninformed decisions regarding the operation of our business or the marketing of our services, which could harm our business and result in our having to suspend or cease operations, which could cause investors to lose their entire investment.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls.  We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Our Strategy and Industry

Our success depends on independent contractors to provide the kosher food supervision services at the customer’s site.

We intend to outsource our kosher food supervision services to individuals who will be trained by us.  We will be relying on independent contractors for the supply of an integral component of the services that we will be offering to customers.  We may not be successful in developing relationships with these independent contractors, nor in properly training them to perform the necessary tasks.  In addition, these third party contractors may not dedicate sufficient resources or give sufficient priority to satisfying our requirements or needs.  There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified third party independent contractors or in negotiating any agreements with them.  If we are unable to enter into relationships with qualified contractors on acceptable commercial terms, we may not be able to offer our services at competitive prices, and our sales may decrease.  In addition, because we will outsource the kosher food supervision services that we will be providing, we will not have complete control over the manner and delivery of the services. Any failure to deliver those services to our customers in a timely and professional manner may damage our reputation and brand, and could cause us to lose customers.

We depend on market acceptance of our kosher food certification services.  If our   kosher food certification services do not gain market acceptance, our ability to compete will be adversely affected.

Our success will depend in large part on our ability to successfully market our kosher food certification services.  Although we intend to differentiate our certification from our competitors, no assurances can be given that we will be able to successfully market our services or achieve consumer acceptance.  Moreover, failure to successfully commercialize our services on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market.

Failure to meet customers’ expectations could result in losses and negative publicity, which would harm our business.

If our certification services fail to meet our customers’ expectations, then our revenues may be delayed or lost due to adverse customer reaction.  In addition, negative publicity about us and our services could adversely affect our ability to attract or retain customers.  Furthermore, disappointed customers may initiate claims for damages against us, regardless of our responsibility for their disappointment.

We need to retain individuals with knowledge of the laws of kosher food certification to support our services and ongoing operations.

The training and development of a team of professionals to supervise and certify products as kosher and to market our services to food manufacturers and distributors will place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers who have critical knowledge of the kosher certification industry and knowledge of the laws of kosher food certification.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell our services, which could adversely affect our financial results and impair our growth.

If we cannot build and maintain strong kosher certification loyalty our business may suffer.

We believe that the importance of our kosher certification symbol will increase as more companies use our kosher certification services.  Development and awareness of our brand will depend largely on our ability to successfully advertise and market our services.  If we are unsuccessful, our kosher certification may not be able to gain widespread acceptance among consumers who are looking for kosher certifications on their food products.  A failure to develop and maintain the credibility of our kosher symbol in the kosher food market could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to protect our kosher certification trademark.

Symbol recognition is critical in attracting consumers to our kosher certification services.  If we are unable to trademark our kosher certification symbol or to adequately protect our trade name against infringement or misappropriation, our competitive position in the food market may be undermined, which could lead to a significant decrease in the volume of manufactures and distributors products that will request our kosher certification.  Such a result would materially and adversely affect our results of operations.

We may be unable to anticipate changes in our target market, which may result in decreased demand for our services.

Our success depends in part on our ability to obtain the approval of our kosher certification in our target market and to address any challenges to its reliability, as well as any anti-Jewish sentiments in connection with the provision of our services.  Consumer preferences with regard to stringencies relating to kosher food certification change from time to time and our failure to anticipate, identify or react to these changes could result in reduced demand for our kosher certification, which would adversely affect our operating results and profitability.

We may incur losses as a result of claims that may be brought against us due to defective supervision and/or incorrect certification.

We may be liable if we mistakenly certify products as being kosher that in fact do not meet the accepted standards for being considered kosher.  We also may be required to withdraw our certification or recall some products if they are mistakenly certified or mislabeled.  A significant judgment against us or a widespread withdrawal of certification or recall of products with our certification could have a material adverse effect on our business and financial condition.

If a third party asserts that our kosher certification symbol infringes upon its proprietary rights, we could be required to redesign our symbol, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our kosher certification symbol violates its intellectual property rights. As the number of kosher certification service organizations in our market increases we believe that infringement claims will become more common.  Any claims against us, regardless of their merit, could:

•	Be expensive and time-consuming to defend;
•	Result in negative publicity;
•	Force us to stop using our kosher certification symbol;
•	Divert management’s attention and our other resources; or
•	Require us to enter into royalty or licensing agreements in order to obtain the right to use our symbol, which right may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Our lack of business diversification could result in the loss of your investment if revenues from our primary service offering decrease.

Currently, our business is focused on the marketing and sale of kosher food supervision and certification services.  We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan.  Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the sale of our services since we do not have any other lines of business or alternative revenue sources.

An unsuccessful material strategic transaction or relationship could result in operating difficulties and other harmful consequences to our business.

From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

Political, economic and military conditions in Israel and in the Middle East as a whole could negatively impact our business.

Political, economic and military conditions in Israel may have a direct influence on us because our executive officers are located there.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  Any major hostilities involving Israel, acts of terrorism or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations.  We cannot assure you that ongoing hostilities related to Israel such as those exhibited in the Gaza incursion in 2008-2009 and the current altercations in connection with the maritime blockade on Gaza will not have a material adverse effect on our business or on our share price.  Several Arab countries still restrict business with Israeli companies and these restrictions may have an adverse impact on our operating results, financial condition or the expansion of our business.  Any on-going or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along the Israeli-Lebanese or the Israeli-Syrian borders, or political instability in the region would likely disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our results of operations.  Certain countries, as well as certain companies and organizations, continue to participate in a boycott of Israeli firms and others doing business with Israel and Israeli companies. Thus, there may be business opportunities in the future from which we will be precluded.  In addition, such boycott policies or practices may change over time and we cannot predict whether certain companies and organizations, will be subject thereto.  The boycott policies or practices directed towards Israel or Israeli businesses could, individually or in the aggregate, have a material adverse affect on our business in the future.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 72 Yehudah HaMaccabi Street, Unit 11 Tel Aviv, Israel 61070. This space has been provided to us by one of our Directors and we do not pay monthly rent for use of this space. This space is sufficient until we complete the development of our kosher certification service.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common equity; however, a market maker has filed an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of May 2, 2011, there were 46 registered stockholders holding 8,620,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2010, except as included in our Registration Statement, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our services to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for a reasonably-priced and efficient kosher supervision and certification services.

We believe that we will need to raise an additional $72,980 in order to allow us to begin our market development and to remain in business for twelve months. In addition to the revenue we received for consulting services that we provided during the first quarter of 2011, we expect to generate additional revenues in the second quarter of 2011.  If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time.

Our goal is to become a leading kosher food certification organization.  We plan to operate our business under the name GO KOSHER.  Our plan of operation will rely strongly on the convenience and global access offered by the internet.  By intelligently utilizing the internet as well as other more traditional channels, we plan to achieve our primary operational objective of attracting candidates to build a US- network of qualified and motivated independent contractors to provide our kosher supervision services.

We envision three groups within our corporate structure working together to promote our Company and to advance our goals: a marketing team, a sales team, and a team of field representatives. Until we are able to raise additional funding or our cash flow permits us to hire employees, the responsibilities of our proposed marketing and sales teams will be administered by our officers and Directors, who are not receiving any compensation for their activities on behalf of the Company. We plan for our marketing team, initially consisting of our Secretary, to create the positioning for the Company and to determine how we will promote our organization. We expect our marketing team to create the tools, materials, and directions to be used by our sales team. We plan for our sales team, initially consisting of our President, to work “on-the-ground” locally, finding contractors to work as field representatives and developing regional promotional mechanisms to sell our services to potential customers. The third group, our field representatives, will be independent contractors associated with our sales team and located in each of the local regions designated for activity. These field representatives, who will be responsible for inspection and certification projects, will follow the directives of our marketing team and report directly to our sales team. While the responsibilities of our marketing team and sales team will overlap in some ways, we expect these two groups to complement one another. Our marketing plan is not currently complete and partly remains to be determined.

Over the next twelve months, we plan to do the following:

•
We plan to complete our Kashrut manual by the third quarter of 2011.  We hired a consultant and the consultant agreed to assist us with the development of our kosher manual and to assist in oversight of the kosher certification process.  We agreed to pay the consultant a fee of $5,000 for the preparation of the kosher manual, of which $500 has been paid upon completion of the outline, and $4,500 will be paid upon completion of the manual.  The consultant has completed the outline of the kashrut manual; however the manual has not yet been completed.

•
We plan to purchase online advertising, such as Google Search Ads and ads on koshertoday.com and just-food.com, for use in the third quarter of 2011 to locate potential field representatives, and to develop and evaluate a wide array of potential strategic transactions and relationships with third parties who will interact with our potential clients or who may be recipients of our kosher food supervision and certification services.

•
We plan launch our website during the second quarter of 2011.  Concurrently with the launch of our web site, we intend to launch our internet advertising campaign and commence internet marketing such as banner ads as well as search engine advertising in order to locate potential customers for our services and locate additional field representatives.

•
By the beginning of the third quarter of 2011, we hope to be fully operational – namely, that our web site will be fully functional both for our field representatives as well as for customers of our kosher certification services and that we will have a network of fully-trained field representatives in place to provide our kosher supervision services. We hope to have our first kosher clients certified during the third quarter of 2011.

Results of Operations

During the period from December 31, 2007 (date of inception) through December 31, 2010, we incurred a net loss of $118,716. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 8,620,000 shares of common stock to our Directors.

Revenues

We had no revenues for the period from December 31, 2007 (date of inception) through December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects assets of $6,176. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended December 31, 2010 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods.  We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Top Gear Inc.:

We have audited the accompanying balance sheets of Top Gear Inc. (a Delaware corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2010 and 2009, and from inception (December 31, 2007) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Gear Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (December 31, 2007) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 3, 2011

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	As of	As of
	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$6,176	$16,716
Total current assets	6,176	16,716

Total Assets	$6,176	$16,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$18,277	$-
Loan payable to directors	15,975	-

Total current liabilities	34,252	-

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
8,620,000 shares issued and outstanding	862	862
Stock subscriptions receivable	-	(140)
Additional paid-in capital	89,778	89,778
(Deficit) accumulated during development stage	(118,716)	(73,784)

Total stockholders' equity (deficit)	(28,076)	16,716

Total Liabilities and Stockholders' Equity	$6,176	$16,716

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	41,759	-	42,043
Consulting fees	2,550	31,000	75,313
Other	623	618	1,359

Total general and administrative expenses	44,932	31,618	118,716
			-
(Loss) from Operations	(44,932)	(31,618)	(118,716)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(44,932)	$(31,618)	$(118,716)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.0052)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,620,000	7,384,384

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007)
THROUGH DECEMBER 31, 2010

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	6,000,000	600	-	-	-	600

Capital contribution	-	-	-	49,400	-	49,400

Net (loss) for the period	-	-	-	-	(42,166)	(42,166)

Balance - December 31, 2008	6,000,000	600	-	49,400	(42,166)	7,834

Common stock subscribed ($0.00014/share)	1,000,000	100	(140)	40	-	-

Common stock issued for cash ($0.025/share)	1,620,000	162	-	40,338	-	40,500

Net (loss) for the period	-	-	-	-	(31,618)	(31,618)

Balance -December 31, 2009	8,620,000	862	(140)	89,778	(73,784)	16,716

Stock subscription payment received	-	-	140	-	-	140

Net (loss) for the period	-	-	-	-	(44,932)	(44,932)

Balance -December 31, 2010	8,620,000	862	-	89,778	(118,716)	(28,076)

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(44,932)	$(31,618)	$(118,716)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-Accounts payable and accrued liabilities	18,277	-	18,277

Net Cash Used in Operating Activities	(26,655)	(31,618)	(100,439)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from director loans	15,975	-	15,975
Proceeds from common stock	140	40,500	90,640

Net Cash Provided by Financing Activities	16,115	40,500	106,615

Net (Decrease) Increase in Cash	(10,540)	8,882	6,176

Cash - Beginning of Period	16,716	7,834	-

Cash - End of Period	$6,176	$16,716	$6,176

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Top Gear Inc. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on December 31, 2007 and began activity in 2008. The business plan of the Company is to become a leading kosher food certification organization. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010 and December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and December 31, 2009, and expenses for the years ended December 31, 2010 and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to become a leading kosher food certification organization.

On June 25, 2009, the Company offered a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,500 through the issuance of 1,620,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of September 8, 2009, the Company raised $40,500 in proceeds with the issuance of 1,620,000 shares of its common stock.

The Company commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,620,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On April 17, 2008, the Company issued 6,000,000 shares of common stock to an officer and director of the Company, for cash payment of $600.

On February 16, 2009, the Company issued 1,000,000 shares of common stock to an officer and director of the Company, for a $140 subscription receivable.

On June 25, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,500 through the issuance of 1,620,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.025 per share. As of September 8, 2009, the Company had received $40,500 in proceeds from the PPO.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,620,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

4. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$10,334	$7,272
Change in valuation allowance	(10,334)	(7,272)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010, and 2009, as follows:

	2010	2009

Loss carryforwards	$27,305	$16,970
Less - Valuation allowance	(27,305)	(16,970)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended December 31, 2010 and 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $118,716 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On April 17, 2008, the Company issued 6,000,000 shares of common stock to an officer and director of the Company, for cash payment of $600. In addition, the officer and director made a capital contribution of $49,400.

On February 16, 2009, the Company issued 1,000,000 shares of common stock to an officer and director of the Company, for $140 subscription receivable.

As of December 31, 2010, loans from related parties amounted to $15,975, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

The Company's president and director provides rent-free office space to the Company.

6. Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010  The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

 (a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. Omri Amos Shalom	27	CEO, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)
Mr. Akiva Bergman	38	Secretary and Director

Mr. Omri Amos Shalom

Since 2008, Omri Amos Shalom has worked as a Sales Executive for the AIG Israel Insurance Company where he is responsible for the sale and marketing of AIG’s insurance products, such as home and car insurance, to potential customers in Israel.   From 2005 to 2008, Mr. Shalom worked for Oren Pool and Gym Corporation in Netanya, Israel as a spa manager at a luxury residential complex. From 2003 to 2005, Mr. Shalom served in the Israeli Defense Forces (IDF). Mr. Shalom graduated from the Amal High School in Nahariya in 2001.

The Board has concluded that Mr. Shalom should serve as Director of the Company because of his marketing and sales experience, which will be useful when we begin marketing our services to prospective customers.

Mr. Akiva Bergman

Since 2005, Mr. Bergman has been employed at the Mayanot Hachayim Tour Company in Bnei Brak, Israel as a travel agent/tour manager. Mr. Bergman has organized and coordinated large scale religious group travels to Eastern Europe, which required special logistics for traveling as well as Kosher food. His responsibilities included organizing all traveling arrangements including flights, accommodations, and in-country transportation, and coordinating the provision of kosher food in foreign countries. Mr. Bergman graduated from the Chachmei Lublin High School in Bnei Brak in 1995.

The Board has concluded that Mr. Akiva Bergman should serve as a Director of the Company because of his extensive experience in providing kosher services and his proven organizational skills.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Shalom is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Code of Ethics

On January 10, 2011, our Board of Directors adopted a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.               EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2010. From inception through December 31, 2010, we have not paid any compensation to our officers.

As of December 31, 2010, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2010, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of May 2, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 8,620,000 shares of our common stock issued and outstanding as of May 2, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Omri Amos Shalom	CEO, Treasurer and Director	6,000,000	69.60%
Common Stock	Akiva Bergman	Secretary and Director	1,000,000	11.60%
All Directors and officers as a Group (3 people)			7,000,000	81.20%

(¹)        Based on 8,620,000 shares of our common stock outstanding.
(²)        The address for Mr. Shalom is at 72 Yehudah HaMaccabi Street, Unit 11, Tel Aviv, Israel 61070.
The address for Mr. Bergman is at 72 Yehudah HaMaccabi Street, Unit 11, Tel Aviv, Israel 61070.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On April 17, 2008, we issued 6,000,000 shares of our common stock to Mr. Omri Amos Shalom, our President, Treasurer and Director, for cash payment of $600. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Omri Shalom, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On February 16, 2009, we issued 1,000,000 shares of our common stock to Mr. Akiva Bergman, our Secretary and Director, for a $140 subscription receivable which was paid on March 26, 2010. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Akiva Bergman and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

December 31, 2010(1)
Audit Fees	$11,000
Audit Related Fees	0
Tax Fees	500
All Other Fees	0

Notes:
(1)	For the year ended December 31, 2010, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 12, 2010).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 12, 2010).

10.1	Consultant Agreement with kashrut consultant dated June 7, 2010 (incorporated by reference from our Registration Statement on Form S-1 filed on July 12, 2010).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Omri Amos Shalom

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Omri Amos Shalom

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP GEAR INC. (Registrant)

By:	/s/ Omri Amos Shalom
Name: Omri Amos Shalom
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer) and Director

Dated: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Omri Amos Shalom
Name: Omri Amos Shalom
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer) and Director

Dated: May 2, 2011

By:	/s/ Akiva Bergman
Name: Akiva Bergman
Title: Secretary and Director

Dated: May 2, 2011