Form 10-Q
period 2011-03-31
TOP GEAR INC
filed 2011-05-12
CIK 1493587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-168066

TOP GEAR INC.
(Exact name of Registrant as specified in its charter)

Delaware	30-0473898
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
72 Yehudah HaMaccabi Street Unit 11 Tel Aviv, Israel 61070
(Address of principal executive offices) (zip code)

+ (972) 52-570-3774
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2011, there were 8,620,000 shares of the Registrant's common stock issued and outstanding.

TOP GEAR INC.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
through March 31, 2011	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)
TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,566	$6,176
Prepaid expenses	307	-
Total current assets	23,873	6,176

Total Assets	$23,873	$6,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$23,061	$18,277
Advance customer payments	90	-
Loan payable to directors	25,475	15,975

Total current liabilities	48,626	34,252

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
8,620,000 shares issued and outstanding	862	862
Additional paid-in capital	89,778	89,778
(Deficit) accumulated during development stage	(115,393)	(118,716)

Total stockholders' equity (deficit)	(24,753)	(28,076)

Total Liabilities and Stockholders' Equity	$23,873	$6,176

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2011	2010	Inception

Revenues	$26,670	$-	$26,670

Expenses:
General and administrative-
Professional fees	12,065	5,000	54,108
Consulting fees	11,261	-	86,574
Franchise tax expense	-	-	125
Other	21	40	1,255

Total general and administrative expenses	23,347	5,040	142,063
			-
Profit (Loss) from Operations	3,323	(5,040)	(115,393)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net Income (Loss)	$3,323	$(5,040)	$(115,393)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,620,000	8,620,000

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007)
THROUGH MARCH 31, 2011
(Unaudited)
					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	6,000,000	600	-	-	-	600

Capital contribution	-	-	-	49,400	-	49,400

Net (loss) for the period	-	-	-	-	(42,166)	(42,166)

Balance - December 31, 2008	6,000,000	600	-	49,400	(42,166)	7,834

Common stock subscribed ($0.00014/share)	1,000,000	100	(140)	40	-	-

Common stock issued for cash ($0.025/share)	1,620,000	162	-	40,338	-	40,500

Net (loss) for the period	-	-	-	-	(31,618)	(31,618)

Balance -December 31, 2009	8,620,000	862	(140)	89,778	(73,784)	16,716

Stock subscription payment received	-	-	140	-	-	140

Net (loss) for the period	-	-	-	-	(44,932)	(44,932)

Balance -December 31, 2010	8,620,000	862	-	89,778	(118,716)	(28,076)

Net income for the period	-	-	-	-	3,323	3,323

Balance -March 31, 2011	8,620,000	862	-	89,778	(115,393)	(24,753)

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$3,323	$(5,040)	$(115,393)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	(307)	-	(307)
Accounts payable and accrued liabilities	4,784	-	23,061
Advance customer payments	90	-	90

Net Cash Used in Operating Activities	7,890	(5,040)	(92,549)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from director loans	9,500	-	25,475
Proceeds from common stock	-	140	90,640

Net Cash Provided by Financing Activities	9,500	140	116,115

Net (Decrease) Increase in Cash	17,390	(4,900)	23,566

Cash - Beginning of Period	6,176	16,716	-

Cash - End of Period	$23,566	$11,816	$23,566

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011 and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010, and expenses for the three months ended March 31, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On April 17, 2008, the Company issued 6,000,000 shares of common stock to an officer and director of the Company, for cash payment of $600.

On February 16, 2009, the Company issued 1.000,000 shares of common stock to an officer and director of the Company, for a $140 subscription receivable.

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

4. Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$(764)	$1,159
Change in valuation allowance	764	(1,159)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011, and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$26,540	$27,305
Less - Valuation allowance	(26,540)	(27,305)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for years ended March 31, 2011 and December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $115,393 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As of March 31, 2011, loans from an individual who is a stockholder of the Company amounted to $25,475. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

The Company's president and director provides rent-free office space to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as filed with the SEC and effective from February 3, 2011 (“Registration Statement”).

Executive Overview

We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our services to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for a reasonably-priced and efficient kosher supervision and certification services.

We believe that we will need to raise additional funds in order to allow us to begin our market development and to remain in business for twelve months. We have generated revenues of $26,670 from the provision of consulting services and intend to generate additional revenues in the second quarter of 2011. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time.

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

3

Results of Operations

During the period from November 21, 2007 (date of inception) through March 31, 2011, we incurred a net loss of $115,393. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us and consulting fees. During the period from January 1, 2011 through March 31, 2011, we had a net income of $3,323.  Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

During the three months ended March 31, 2011, we had revenues of $26,670 as a result of consulting services.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011 reflects assets of $23,873. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended March 31, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and research and development activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

4

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.             Defaults Upon Senior Securities.

None.

Item4.             (Removed and Reserved).

Not applicable.

Item5.             Other Information.

None.

Item 6.            Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Omri Amos Shalom.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Omri Amos Shalom.

* Filed herewith.

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 2011

TOP GEAR INC.

/s/Omri Amos Shalom
Omri Amos Shalom
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
May 12, 2011

6