Form 10-Q
period 2011-06-30
TOP GEAR INC
filed 2011-08-10
CIK 1493587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July __, 2011, there were 8,620,000 shares of the Registrant's common stock issued and outstanding.

TOP GEAR INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements – (Unaudited)

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,401	$6,176
Prepaid expenses	307	-
Total current assets	11,708	6,176

Total Assets	$11,708	$6,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$25,061	$18,277
Advance customer payments	90	-
Loan payable to directors	25,475	15,975

Total current liabilities	50,626	34,252

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 8,620,000 shares issued and outstanding	862	862
Additional paid-in capital	89,778	89,778
(Deficit) accumulated during development stage	(129,558)	(118,716)

Total stockholders' equity (deficit)	(38,918)	(28,076)

Total Liabilities and Stockholders' Equity	$11,708	$6,176

The accompanying notes to financial statements are an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$26,670	$-	$26,670

Expenses:
General and administrative-
Professional fees	14,102	6,509	26,167	11,509	68,210
Consulting fees	-	2,050	11,261	2,050	86,574
Franchise tax expense	-	125	-	125	125
Other	63	343	84	383	1,318

Total general and administrative expenses	14,165	9,027	37,512	14,067	156,228

Profit (Loss) from Operations	(14,165)	(9,027)	(10,842)	(14,067)	(129,558)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(14,165)	$(9,027)	$(10,842)	$(14,067)	$(129,558)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	8,620,000	8,620,000	8,620,000	8,620,000

The accompanying notes to financial statements are an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	6,000,000	600	-	-	-	600

Capital contribution	-	-	-	49,400	-	49,400

Net (loss) for the period	-	-	-	-	(42,166)	(42,166)

Balance - December 31, 2008	6,000,000	600	-	49,400	(42,166)	7,834

Common stock subscribed ($0.00014/share)	1,000,000	100	(140)	40	-	-

Common stock issued for cash ($0.025/share)	1,620,000	162	-	40,338	-	40,500

Net (loss) for the period	-	-	-	-	(31,618)	(31,618)

Balance -December 31, 2009	8,620,000	862	(140)	89,778	(73,784)	16,716

Stock subscription payment received	-	-	140	-	-	140

Net (loss) for the period	-	-	-	-	(44,932)	(44,932)

Balance -December 31, 2010	8,620,000	862	-	89,778	(118,716)	(28,076)

Net (loss) for the period	-	-	-	-	(10,842)	(10,842)

Balance - June 30, 2011	8,620,000	862	-	89,778	(129,558)	(38,918)

The accompanying notes to financial statements are an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended	Six Months Ended	Cumulative
	June 30,	June 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(10,842)	$(14,067)	$(129,558)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	(307)	(2,775)	(307)
Accounts payable and accrued liabilities	6,784	2,000	25,061
Advance customer payments	90	-	90

Net Cash Used in Operating Activities	(4,275)	(14,842)	(104,714)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from director loans	9,500	-	25,475
Proceeds from common stock	-	140	90,640

Net Cash Provided by Financing Activities	9,500	140	116,115

Net (Decrease) Increase in Cash	5,225	(14,702)	11,401

Cash - Beginning of Period	6,176	16,716	-

Cash - End of Period	$11,401	$2,014	$11,401

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011 and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011 and December 31, 2010, and expenses for the three months and six month ended June 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

4. Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,494	$3,235
Change in valuation allowance	(2,494)	(3,235)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011, and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$29,798	$27,305
Less - Valuation allowance	(29,798)	(27,305)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2011 and December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $129,558 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

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

As of June 30, 2011, loans from an individual who is a stockholder of the Company amounted to $25,475. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

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

We believe that we will need to raise additional funds in order to allow us to begin our market development and to remain in business for twelve months. We have generated revenues of $26,670 from the provision of consulting services. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through June 30, 2011, we incurred a net loss of $129,558. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. During the period from April 1, 2011 through June 30, 2011, we had a net loss of $14,165.  Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

During the six months ended June 30, 2011, we had revenues of $26,670 as a result of consulting services.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects assets of $11,708. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended June 30, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and research and development activities.

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

As of June 30, 2011, the end of the six-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

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

Dated: July __, 2011

TOP GEAR INC.

/s/ Omri Amos Shalom
Omri Amos Shalom
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July __ , 2011