Form 10-Q
period 2011-09-30
TOP GEAR INC
filed 2011-11-04
CIK 1493587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☒     No ☐

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

As of November 1, 2011, there were 8,620,000 shares of the Registrant's common stock issued and outstanding.

TOP GEAR INC.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,383	$6,176
Prepaid expenses	307	-
Total current assets	4,690	6,176

Total Assets	$4,690	$6,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$26,578	$18,277
Advance customer payments	90	-
Loan payable to directors	25,475	15,975

Total current liabilities	52,143	34,252

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 8,620,000 shares issued and outstanding	862	862
Additional paid-in capital	89,778	89,778
(Deficit) accumulated during development stage	(138,094)	(118,716)

Total stockholders' equity (deficit)	(47,454)	(28,076)

Total Liabilities and Stockholders' Equity	$4,690	$6,176

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$26,670	$-	$26,670

Expenses:
General and administrative-
Professional fees	3,517	8,400	29,684	19,909	71,727
Consulting fees	5,000	-	16,261	2,050	91,574
Other	18	115	102	623	1,462

Total general and administrative expenses	8,535	8,515	46,047	22,582	164,763
					-
Profit (Loss) from Operations	(8,535)	(8,515)	(19,377)	(22,582)	(138,093)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(8,535)	$(8,515)	$(19,377)	$(22,582)	$(138,093)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	8,620,000	8,620,000	8,620,000	8,620,000

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 31, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	6,000,000	600	-	-	-	600

Capital contribution	-	-	-	49,400	-	49,400

Net (loss) for the period	-	-	-	-	(42,166)	(42,166)

Balance - December 31, 2008	6,000,000	600	-	49,400	(42,166)	7,834

Common stock subscribed ($0.00014/share)	1,000,000	100	(140)	40	-	-

Common stock issued for cash ($0.025/share)	1,620,000	162	-	40,338	-	40,500

Net (loss) for the period	-	-	-	-	(31,618)	(31,618)

Balance -December 31, 2009	8,620,000	862	(140)	89,778	(73,784)	16,716

Stock subscription payment received	-	-	140	-	-	140

Net (loss) for the period	-	-	-	-	(44,932)	(44,932)

Balance -December 31, 2010	8,620,000	862	-	89,778	(118,716)	(28,076)

Net (loss) for the period	-	-	-	-	(19,378)	(19,378)

Balance - September 30, 2011	8,620,000	862	-	89,778	(138,094)	(47,454)

The accompanying notes to financial statements are
an integral part of these statements.

TOP GEAR INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (DECEMBER 31, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative
	September 30,	September 30,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(19,378)	$(22,582)	$(138,094)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	(307)	-	(307)
Accounts payable and accrued liabilities	8,301	5,726	26,578
Advance customer payments	90	-	90

Net Cash Used in Operating Activities	(11,293)	(16,856)	(111,732)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from director loans	9,500	15,975	25,475
Proceeds from common stock	-	140	90,640

Net Cash Provided by Financing Activities	9,500	16,115	116,115

Net (Decrease) Increase in Cash	(1,793)	(741)	4,383

Cash - Beginning of Period	6,176	16,716	-

Cash - End of Period	$4,383	$15,975	$4,383

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011 and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the three months and nine month ended September 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On April 17, 2008, the Company issued 6,000,000 shares of common stock to an officer and director of the Company, for cash payment of $600.

On February 16, 2009, the Company issued 1,000,000 shares of common stock to an officer and director of the Company, for cash payment of $140.

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

4. Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$4,457	$5,194
Change in valuation allowance	(4,457)	(5,194)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011, and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$31,762	$27,305
Less - Valuation allowance	(31,762)	(27,305)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2011 and December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $138,094 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2031.

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

On February 16, 2009, the Company issued 1,000,000 shares of common stock to an officer and director of the Company, for cash payment of $140.

As of September 30, 2011, loans from an individual who is a stockholder of the Company amounted to $25,475. The loans were provided for working capital purposes, and are unsecured, non-interest bearing, and have no terms for repayment.

The Company's president and director provides rent-free office space to the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “world,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, transactions financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as filed with the SEC and effective from February 3, 2011 (“Registration Statement”).

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

In our management’s opinion, there is a market for a reasonably-priced and efficient kosher supervision and certification services.  However, due to the substantial doubt about our ability to continue as a going concern and the lack of prospects for obtaining the necessary funding to launch our marketing plan, we have entered into negotiations with a privately held company for the reverse acquisition of the Company by such privately held company (the “Proposed Transaction”).  Under the terms of the Proposed Transaction, we would acquire all of the equity securities of the private company from the holders of such securities in exchange for newly issued shares of our common stock.  As a result of the Proposed Transaction, the private company would become our wholly owned subsidiary and we would terminate our current operations and assume the operations of the private company.  In addition, the equity holders of the private company would become our principal shareholders and our current management would resign and be replaced by the private company’s management.  It is anticipated that the Proposed Transaction will be completed in the near future, if at all.

The following sets forth an overview of our planned operations in the event that the Proposed Transaction is not completed in the near future.

We believe that we will need to raise additional funds in order to allow us to begin our market development and to remain in business for twelve months. We have generated revenues of $26,670 from the provision of consulting services. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations and/or consider a potential merger with another entity.  At the present time, we have not made any arrangements to raise additional cash to finance our operations. Other than as described in this paragraph, we have no financing plans at this time.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through September 30, 2011, we incurred a net loss of $138,093. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. During the period from July 1, 2011 through September 30, 2011, we had a net loss of $8,535.  Since inception, we have sold 7,000,000 shares of common stock to our Directors.

Revenues

During the nine months ended September 30, 2011, we had revenues of $26,670 as a result of consulting services.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects assets of $4,690. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended September 30, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As of September 30, 2011, the end of the nine-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  November 2, 2011

TOP GEAR INC.

/s/Omri Amos Shalom
Omri Amos Shalom
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
November 2, 2011