Form 10-K
period 2011-12-31
Luxeyard, Inc.
filed 2012-04-16
CIK 1493587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-168066

LUXEYARD, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0473898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8884 Venice Blvd., Los Angeles, CA	90034
(Address of principal executive offices)	(Zip Code)

(713) 862-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                                        No  ☒

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

Yes ☒                                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

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

Yes ☐                                        No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2011, was $0. Our shares were not publicly traded during this period.

As of April 9, 2012, there were 63,290,014 outstanding shares of common stock of the registrant, par value $.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	None

INDEX

LUXEYARD, INC.

FORM 10-K

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1. Business.

Business Overview

We are a member-based online marketplace for luxury home and other consumer related products whereby we are sourcing products from merchants and are offering those products at deep discounts to retail prices to the members to our website via a “flash sale” or “daily deal”.  Initially, we focused on household furnishings and goods such as furniture, accessories and bedding. We plan to launch other lines of business in 2012.  As our member base and merchant selection increase, we expect to expand our offerings to include other consumer goods such as food and drinks, services and events, and gift cards.

The luxury merchandise industry is notorious for excess inventory and high margins and often suffers from a need to relinquish inventory at lower prices but without sacrificing brand image.  We seek to capitalize on this dilemma by offering luxury merchandisers an online marketplace for excess inventory that is well-designed, attractive to consumers of luxury items and that compliments merchants’ existing offerings but does not dilute the brand.  In so doing, we seek to negotiate deep discounts with merchandisers and send those deals to the members to our website via email, our website and social networking platforms.  As we acquire additional members, we expect the group buying power of our member base to result in lower prices for our members and an increased ability for our merchants to relinquish inventory.

We launched our home goods and furniture line in December 2011 and our apparel line was launched in March 2012.

Our Corporate History and Background

We incorporated under the laws of the Delaware on December 31, 2007 under name “Top Gear, Inc.” From inception until the closing of the securities exchange (“Securities Exchange”) with LY Retail, LLC, a Texas limited liability company (“LY Retail-Texas”) on November 8, 2011, we sought to develop and commercialize a kosher certification service with a goal of becoming a leading kosher food certification organization.  During that time, we had no revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the Securities Exchange, we ceased our prior operations and we now operate as an e-commerce marketplace that connects merchants to consumers by offering luxury goods and services at a discount.

LY Retail-Texas was organized as a limited liability company under the laws of Texas on April 20, 2011. Immediately prior to the closing of the Securities Exchange, Amir Mireskandari and Khaled Alattar were the members of LY Retail-Texas.

On November 8, 2011 and concurrently with the Securities Exchange transaction, we formed a wholly owned subsidiary under name LY Retail, LLC (“LY Retail-CA”) in the State of California. All of the operating activity of the Company was transferred to LY Retail-CA and LY Retail-Texas ceased all activity.

Acquisition of LY Retail-Texas

On November 8, 2011, we completed the Securities Exchange whereby we acquired all of the issued and outstanding membership interests of LY Retail-Texas in exchange for 30,349,998 shares of our common stock which shares constituted approximately 52.43% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, LY Retail-Texas became our wholly owned subsidiary and Amir Mireskandari and Khaled Alattar became our principal stockholders. The Securities Exchange was treated as a recapitalization effected through a securities exchange, with LY Retail-Texas as the accounting acquirer and the Company the accounting acquiree.

Reorganization and Spin-Out

On November 8, 2011 and immediately prior to the Securities Exchange, we (i) entered into a contribution and assumption agreement (the “Contribution and Assumption Agreement”) with TGRE SubCo, Inc., a Delaware corporation formed as our wholly owned subsidiary for the purposes of spinning out the operations of Top Gear, Inc. (“SpinCo”) pursuant to which we contributed all of our assets to SpinCo and SpinCo assumed all of our debts and other liabilities (the “Reorganization”); and (ii) immediately following the Reorganization, we entered into an agreement of sale (the “Agreement of Sale”) with Omri Amos Shalom (“Shalom”) and Akiva Bergman (“Bergman”), our former principal shareholders, pursuant to which we sold to Shalom and Bergman all of our interest in SpinCo in exchange for a total of 119,000,000 shares of our common stock held by Shalom and Bergman (the “Spin-Out”).  The shares of common stock acquired from Shalom and Bergman in the Spin-Out were cancelled following the Securities Exchange.

Financing Transaction

On November 8, 2011 and immediately following the Securities Exchange, we completed a private offering of units consisting of an aggregate of (i) 3,149,998 shares of our common stock, (ii) Series A warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment as described below (the “Series A Warrants”), and (iii) Series B warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment as described below (the “Series B Warrants”).  The price per unit was $0.20 for an aggregate purchase price of approximately $630,000.  As described below, approximately $217,500 of the Purchase Price was paid via the delivery to the Company of promissory notes previously issued by LY Retail-Texas to certain of its bridge investors (which such investors included the LY Retail-Texas Members).

•	Subscription Agreement. The units were offered and sold to the subscribers in the offering pursuant to a subscription agreement dated as of November 8, 2011.

Exchange of Bridge Notes.  Certain of the subscribers (each, a “Bridge Investor” and collectively the “Bridge Investors”) delivered promissory notes issued by LY Retail-Texas prior to the Securities Exchange (each, a “Bridge Note” and collectively the “Bridge Notes”) as payment of such Bridge Investor’s purchase price for the units.  To the extent the principal amount of a Bridge Investor’s Bridge Note was greater than such Bridge Investor’s purchase price for the units, the Company, on behalf of LY Retail-Texas, paid the remaining principal amount of such Bridge Note from the proceeds of the offering.  Accordingly, Bridge Notes in the aggregate principal amount of $217,500 were exchanged for units in the offering and the Company paid $62,500 of the remaining principal amount of the Bridge Notes to the Bridge Investors out of the proceeds from the offering.  As a result, the Bridge Notes are deemed to be cancelled and are of no further force and effect.

Antidilution Protection.  Subject to certain exceptions, if at any time during the twelve (12) months following the closing of the offering the Company issues or sells shares of its common stock at a price per share less than $0.30 (as adjusted for any stock dividend, stock split, stock combination or other similar transaction), the Company is required to promptly thereafter issue to each subscriber following such new issuance that number of shares of its common stock equal to the greater of (I) zero and (II) the difference of (i) the quotient of (x) such subscriber’s purchase price divided by (y) the price per share of the new issuance, less (ii) the number of shares of common stock previously issued to such Subscriber pursuant to the Subscription Agreement (as adjusted for any stock dividend, stock split, stock combination or other similar transaction).

•	Warrants. The Series A Warrants have a five-year term and are exercisable for an aggregate of 1,574,999 shares of our common stock at an initial per share exercise price of $0.30, subject to adjustment as set forth below. The Series B Warrants have a five-year term and are exercisable for an aggregate of 1,574,999 shares of our common stock at an initial per share exercise price of $0.60, subject to certain adjustment, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. In addition, subject to certain exceptions, if at any time after the closing date, the Company issues or sells any shares of its common stock at a price per share less than the exercise price of the applicable Warrant, then immediately after such new issuance, the exercise price of the applicable Warrant then in effect shall be reduced to an amount equal to the price per share of such new issuance. If the Warrants are not registered with the Securities Act, the Warrants can be exercised on a cashless basis.

•	Registration Rights Agreement. In connection with offering, we entered into a registration rights agreement with the subscribers granting the subscribers piggy-back registration rights with respect to the shares and the shares of common stock underlying the Warrants (the “Warrant Shares”).

•	Lock-Up Agreements. In connection with offering, we entered into lock-up agreements with each of Braden Richter, our newly appointed President and Chief Executive Officer and member of our Board of Directors, Kevin Walker, our newly appointed Chief Financial Officer, Chief Operating Officer and Secretary, Jerry Wilkerson, our newly appointed Chief Technology and Information Officer, Joshua Thompson, our newly appointed Chief Marketing Officer, and Khaled Alattar, one of our new principal stockholders, pursuant to which each of them agreed not to transfer any of our capital stock held directly or indirectly by them for an eighteen month period following the closing of the offering. In addition, we entered into a lock-up/leak-out agreement with Amir Mireskandari, our newly appointed Chairman of our Board of Directors and one of our new principal stockholders, pursuant to which he agreed not to transfer any of our capital stock held directly or indirectly by him for a nine month period following the closing of the offering and for the nine months thereafter to limit any transfers to 850,000 shares of common stock in any 30 day period and 170,000 shares of common stock on any single day.

On December 15, 2011, we completed a private offering of units consisting of an aggregate of (i) 2,250,018 shares of our common stock, (ii) Series A Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment, and (iii) Series B Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment.  The price per unit was $0.20 for an aggregate purchase price of $450,000 (the “Purchase Price”). The subscribers are entitled to piggy-back registration rights with respect to the shares and the shares of common stock underlying the Warrants and other similar rights as the offering closed on November 8, 2011.

On January 25, 2012, we borrowed cash in the amount $25,000 from one of our shareholders. The loan bears 10 % annual interest and has a maturity of April 20, 2012.  The loan is evidenced by a promissory note.

As of April 16, 2012, we sold an aggregate of $2,125,000 debentures in the form of convertible notes, which are convertible into 7,083,334 shares of our common stock, with a conversion price of $0.30 per share, subject to adjustment.

Forward Split and Name Change

On November 30, 2011, the Board and the shareholders representing more than 50% of our common stock approved a 1:17 forward split and change in the Company’s name. The forward split was declared effective by Financial Industry Regulatory Authority, or FINRA, as of February 8, 2012. All share and per share amounts in this Annual Report on Form 10-K, and in the accompanying consolidated financial statements and notes thereto, reflect the forward split for all periods presented.

On January 9, 2012, we filed a Certificate of Amendment to our Articles of Incorporation to change the corporate name from “Top Gear, Inc.” to “Luxeyard, Inc.” The amendment was effective as of January 9, 2012. In connection with the name change, we have applied for a new trading symbol “LUXR” for the Company’s common stock, which is quoted on the OTC Bulletin Board. Both the name change and symbol change have been approved by FINRA and became effective as of February 13, 2012.

Asset Purchase Transaction

On February 22, 2012, LY Retail-CA completed an asset purchase of eOpulence, LLC, a New York limited liability Company (“eOpulence”) for an aggregate purchase price consisting of options to purchase 300,000 shares of the common stock of the Company under the Company’s 2012 Stock Option Plan. Such options were issued to Antonio Lopez, the majority owner of eOpulence. We also entered into a lock-up agreement with Antonio Lopez pursuant to which he agreed not to transfer any of the shares for an eighteen month period following the closing of the transaction.

Our Service

We conduct weekly “flash sale” events on our website in which we will feature merchandise from merchants at steep discounts to suggested retail prices.  At the beginning of each event, members will receive an email describing the featured products and directing them to our website to participate.  We list each event on the member homepage of our website.  Each event will remain on our site for three to five days, depending on demand and quantity offered.

In addition to flash sales, we feature a “deal of the day” whereby we will offer a single product on our website for a 24 hour period.  Similar to flash sales, our members will receive email notifications when deals commence and will be able to view ongoing deals on the member homepage.  Unlike other deal of the day models, members are not required to purchase a minimum number of products before the deal becomes active.  Instead, as more members participate in the deal, the purchase price will decrease.

Members will purchase products directly through our website via credit card and, in most cases; products will ship directly from the merchant’s location to the member.  We do not intend to function as a warehouse for any of the products we offer.

Our Strategy

Our objective is to become a premier web-based group buying retailer of luxury products at deep discounts to retail prices. Key elements of our strategy include the following:

Acquire and Retain Members.  We believe a strong member base is critical to the success of group buying platforms such as ours.  We believe that a large and loyal member base will enable us to attract merchants, expand our product offerings, negotiate better terms for our deals and become more selective in our offerings.  We focus on member acquisition by sourcing members through email, our website, social network campaigns and other channels. As of April 12, 2012 we had approximately 530,000 members.

Attract Merchants.  In addition to a strong member base, we believe that attracting recognizable merchants is key to our success.  We believe that by offering products from recognizable merchants, we will be better able to acquire and retain members.  In addition, we believe products from recognizable merchants are more likely to result in higher sales volumes.  We also believe that featuring a variety of merchants will make our overall offerings more attractive to our members.  We have negotiated with merchants and we are featuring offerings from up to 15 different merchants upon the launch of our website.  As our member base grows, we intend to identify and feature additional merchants.

Expand Product Offerings.  Initially, we focused our offerings on household goods and related items and launched woman’s apparel in March.  As our member base and merchant selection increase, we plan to expand our offerings to include other items and services.  We anticipate that by offering a broad scope of products to our members, members will in turn make a greater proportion of their overall purchases through us.

Low Cost Provider. As an e-commerce market place, we do not suffer from high overhead costs associated with traditional brick-and-mortar retailers.  Also, unlike several of our competitors, we do not intent to hold inventory or incur warehousing costs.  Instead, we expect to depend on merchants to fulfill orders directly with our members.

Distribution

We are distributing our offerings directly to members through email, our website, and social networks.

Email.  We send emails containing descriptions of each week’s flash sales and each deal of the day.  Members will be able to link directly from the email to the deals on our website to learn more and participate.

Websites.  Visitors will be prompted to register as a member when they first visit our website and thereafter use the website as a portal to view access and participate in our deals.

Social Networks.  We will publish our deals through various social networks such as Facebook and Twitter.  Notifications will be tailored to the particular format of each social networking platform.

Marketing

We have increased our visibility, and are continuing to build our brand and source members through a variety of marketing initiatives, including search engine marketing, directory listing, social media marketing, referral programs and affiliate marketing, “pay per click” programs, news and reviews and email campaigns. We launched an extensive marketing campaign in November 2011

Search Engine Marketing. We intend to create an extensive keyword-rich home page and secondary pages to improve search engine rankings. We will first initiate an in-depth market analysis from which will reveal how the target audience and competitors currently interact online, who the key influencers are, and the ways to connect with our target audience in a transparent non-obtrusive fashion. Then we will seek to develop an understanding of how our business model, our target market, our competition, and our specific goals intersect and interact.  This critical business intelligence will focus on current and future trends in our industry. During this intelligence gathering we will also be able to specifically identify the underlying nature and extent of our business needs, competition, and desired outcome.  In addition we can identify any concerns we may have in regards to the types of development necessary for our web site, the effect of the marketing on our brand name, when we can expect results, and will also allow us to lay the strategic foundation for our ongoing social media marketing, pay per click and link building campaigns.

Social Media Marketing.  An effective social media marketing strategy involves strategic business intelligence gathering and a clear understanding of our industry, competitors and target market. Our social media identity and the venues in which we will create an extensive presence will be readily identified once we have clearly identified our target market and desired marketing approach. We will infiltrate various social media venues including but not limited to: social media sites such as Facebook and Twitter, trade organizations and associated blogs, RSS directories, discussion boards and forums, news/social aggregate sites, mashups, microblogging, online video and photo sharing, podcasting, product sharing, service sharing, public relations and social media releases, social networks, fan clubs, group applications, widgets, events and Wikipedia, where we will develop an extensive network of link building, bookmarking and tagging to our online destination. We will also develop and utilize our internal forum in the future so that our members can review our deals on our website.

Link Building and Affiliate Marketing.  We believe that one of the hardest parts of web marketing is building link recognition. Obtaining massive numbers of relevant “referral links” has become one of the central focuses of web marketing strategy. The ideal mixture of link building options will be selected to craft a customized link plan made for long run return on investment and high ranking results. We plan to use the following methods to obtain more referral links, including directory submission, article submission, social bookmarking, blog and forum review, affiliate / strategic partner links and forum activity.

Pay Per Click Marketing Solution.  Pay per click and run of network keyword marketing solutions drive highly interested traffic that provides us with the member base we require. By purchasing the proper keywords, we will be able to attract the value-added traffic to reach the quality traffic that is actively looking for what we sell at the exact time they are looking to buy. We will utilize both top-tier and long-tail keywords to identify potential traffic sources. We will then create closely related keyword groups and convert keyword groups into advertisement groups. We create landing pages that are relevant to our keywords and advertisement text.

Directory Listing. We will submit the website to all available (both paid and unpaid) directories in order to increase our presence online, and the number of back-links pointing to our site.

News/Reviews/RSS. We plan to submit internally created and user driven and paid-for news articles, review and RSS feeds to associated websites, blogs and news agencies to increase our audience and increase the number of referral links driving traffic to and increase the rankings of our pages.

Email Campaigns. We will develop and increase our member base through internal member development and member email lists acquisition. These email campaign will also alert existing members of currents events or sales to increase sales from our existing customers.

Press Release. We will submit official press releases to appropriate agencies of all developments and milestones reach by us. This will increase our presence online and increase our ranking in search engine positions.

Operations

Our business operations are divided into the following core functions:

Identification of Luxury Deals

Sourcing.  We feature or plan to expand to the following types of products for our website:

•	Volume Discount Items – From time to time, merchants may have overstocked inventory or production lines that have excess capacity and therefore increase production that can be consumed regularly. These products are mostly cataloged, photography ready and have a market based pricing. We seek discounts of 40-60% of regular wholesale prices with a minimum number of units guaranteed by the merchant; and
•	Discontinued Items – This category primarily targets distributors. Products in this category may include excess inventory, retailer discontinued items and seasonal items. We contact such vendors seeking to dispose of such items on a mass scale; and
•	Original Equipment Manufacturers (OEM) – We source products with established brands on an OEM basis, with a strong focus on the value proposition and at times exclusive products for our website.

Sourcing Process.  The process of sourcing our offerings includes the following:

•	Vendor Negotiations – Our team of buyers negotiates price reductions to regular wholesale prices based on commitments for product depth. We do not intend to offer products unless merchants are committed to significant price discounts.
•	Securing Product – Vendors will commit to availability of product when a product is featured. We will verify and confirm allocation or availability of products before featuring the product in a deal.
•	Price Comparisons – Our sourcing group will canvas retail and internet suppliers for price comparisons for similar products. We do not intend to offer products unless there is a substantial discount to similar products.
•	Vendor Agreements – Vendor agreements play a crucial role in our business model. We leverage our group buying power to obtain extremely discounted pricing on luxury items. In order to successfully accomplish this, we must obtain agreements with our vendors before featuring the vendor’s products on our website. We do not anticipate that we will enter into formal agreements with our vendors. Instead, we intend to source products through individual purchase orders.

The E-Commerce Platform

We post deals on our website, via email and on social network websites. Daily deals are automatically sent to our members, “tweeted” to our Twitter account and posted to our Facebook page.

Logistics & Shipping

Almost all items sold on our website are shipped directly from vendors to customers. We seek to coordinate deliveries through package and “less than truckload” (LTL) delivery companies to achieve savings in rates for our members. Our customer service department will coordinate and monitor shipments from vendors to end users. Customers will be able to track shipments through our website.

Customer Service

We have a dedicated customer services group with two primary functions. One is to answer questions about products, procedures and our business philosophy.  In addition, our customer service group will monitor shipments, delivery problems and handle other aspects of post purchase issues that may arise.  All customer returns will be sent directly to suppliers.  Customer service and accounting groups will coordinate this process.

Competition

In the past few years, the number of group buying sites has grown rapidly. The markets for the products that we offer are very competitive, are rapidly evolving and have relatively low barriers to entry. In addition to other online retailers, we compete with the physical stores, catalogs and websites of traditional offline retailers. Competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions that may have an adverse effect on our operating results. We believe that competition in our market is based predominantly on:

•	price;
•	brand recognition;
•	product selection;
•	product availability;
•	ease-of-use of website; and
•	order delivery performance and customer service.

We compete with a variety of group buying websites such as GroupOn.com, Gilte.com, OneKingsLane.com and Woot.com.  In addition we will compete with multi-category retailers such as Google.com, Amazon.com, Overstock.com and Wal-Mart and specialty retailers or manufacturers. Many of our competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company.

We compete not only for members, but also for favorable merchant selection and product allocations. Some of our competitors could enter into exclusive distribution arrangements with our merchants and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than us. In addition, some merchants whose products will be offered on our website may also sell their products directly to end-users.

We believe that we enjoy the following competitive advantages:

•	Our management team has a proven record of success in launching internet startups and a successful experience in the home furnishings industry. Braden Richter, our President and Chief Executive Officer, has been an entrepreneur for over twenty-five years. We believe his knowledge of design and sales strategy gleaned from previous experience with leading U.S. furniture retailers will help us gain success in the luxury group-buying markets and in our negotiations with merchants.
•	We intend to provide deeper discounts by delivering higher sales volume to merchants, thereby lowering prices for our members. We negotiate merchandise prices based on purchase or closeout volume and opportunity buys. Sourcing will be price sensitive and low mark-up margins are strictly enforced, so that members will be benefit from low prices on our products.
•	We intend to position our brand as a luxury website and offer products on an “exclusive” or “limited” basis which we believe will make providers of high-end products more comfortable in featuring their products on our website at reduced prices.
•	To maximize sales and ensure positive cash flow, we plan to leverage viral digital media marketing avenues with a particular emphasis on the social aspect of group buying.

Government Regulation

We are subject to a number of laws and regulations that affect companies generally and specifically those conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business.  Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, digital content and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Intellectual Property

We regard the protection of our copyrights, service marks, trademarks, trade secrets and other intellectual property rights as critical to our future success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. We have acquired and registered our domain names with regulatory bodies in an effort to protect these intellectual property rights. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies.

We do not have any trademarks as of the date of this report.

Employees

As of March 31, 2012, we had 33 full-time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in 4063 Glencoe Ave., Suite A, Marina Del Rey, CA 90292.  As of the report date, the properties listed below represented our materially important facilities. We believe that our properties are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth.

Description of Use	Square Footage	Location	Term	Rent/Month
Corporate office facilities	2,000	Marina Del Rey, CA	From September 2011 through September 2012	$4,800
Warehouse and Office Facilities	5,313	Los Angeles, CA	March 1, 2012 to February 28, 2014	$9,564
Warehouse and Office Facilities	5,500	Brooklyn , New York	March 15, 2012 to March 13, 2013	$4,583
Corporate Apartment	980	New York, New York	April 3, 2012 to April 2, 2012	$2,695

Item 3. Legal Proceedings.

Currently, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “LUXR.” Our common stock has been quoted on the OTC Bulletin Board since March 2, 2011. From March 2, 2011 until February 12, 2012, we traded under the symbol TGRE. Effective February 13, 2012, our symbol changed to LUXR based on the forward split and name change. The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Holders

At April 9, 2012, there were 63,290,014 shares of our common stock outstanding. Our shares of common stock are held by approximately 39 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)
March 31, 2012	0.90	0.47
December 31, 2011	0.03	0.03
September 30, 2011	N/A	N/A
June 30, 2011	N/A	N/A
March 31, 2011 (since March 2, 2011)	N/A	N/A

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

As of April 16, 2012, we sold an aggregate of $2,125,000 debentures in the form of convertible notes, which are convertible into 7,083,334 shares of our common stock, with a conversion price of $0.30 per share, subject to adjustment.

On December 15, 2011, we completed a private offering of units consisting of an aggregate of (i) 2,250,018 shares of our common stock, (ii) Series A Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment, and (iii) Series B Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment.  The price per unit was $0.20 for an aggregate purchase price of $450,000 (the “Purchase Price”).

On November 8, 2011, we completed a private offering of units consisting of an aggregate of (i) 3,149,998 shares of our common stock, (ii) Series A warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment as described below (the “Series A Warrants”), and (iii) Series B warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment as described below (the “Series B Warrants”).  The price per unit was $0.20 for an aggregate purchase price of approximately $630,000.

The above securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.  The Company made this determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D and upon such further representations from each investor that (i) such investor is acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (ii) such investor agrees not to sell or otherwise transfer the purchased securities or shares underlying such securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (iii) such investor has knowledge and experience in financial and business matters such that such investor is capable of evaluating the merits and risks of an investment in us, (iv) such investor  had access to all of the Company’s documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (v) such investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

On November 8, 2011, we completed the Securities Exchange whereby we acquired all of the issued and outstanding membership interests of LY Retail-Texas in exchange for 30,349,998 shares of our common stock which shares constituted approximately 52.43% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange.

The shares of common stock issued to the former members of Luxeyard in connection with the Securities Exchange were offered and sold in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act.  Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and us.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our plan-based awards as of December 31, 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	8,876,546	$0.21	4,128,454
Equity compensation plans not approved by security holders:	-	-	-
Total	8,876,546	$0.21	4,128,454

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We are a member-based online marketplace for luxury home and other consumer related products whereby we are sourcing products from merchants and are offering those products at deep discounts to retail prices to the members to our website via a “flash sale” or “daily deal.”  Initially, we focused on household furnishings and goods such as furniture, accessories and bedding. Other lines of business are scheduled to launch throughout 2012.  As our member base and merchant selection increase, we expect to expand our offerings to include other consumer goods such as food and beverage, services and events, and gift cards.

The luxury merchandise industry is notorious for excess inventory and high margins and often suffers from a need to relinquish inventory at lower prices but without sacrificing brand image.  We seek to capitalize on this dilemma by offering luxury merchandisers an online marketplace for excess inventory that is well-designed, attractive to consumers of luxury items and that compliments merchants’ existing offerings but does not dilute the brand.  In so doing, we seek to negotiate deep discounts with merchandisers and make those deals available to members via email, our website and social networking platforms.  As we acquire additional members, we expect the group buying power of our member base to result in lower prices for our members and an increased ability for our merchants to relinquish inventory.

We launched our home goods and furniture line in December 2011 and our apparel line was launched at the end of March 2012.

In the fiscal year ended December 31, 2011, we had revenues of $2,038 and our net loss was $1,038,447. As of December 31, 2011, we had total current assets of $326,842 and total current liabilities of $390,091.

There exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations. Additionally, our independent auditors included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. No assurance can be given that any financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Recent Developments

Business Operations

In December 2011, we launched our website, www.Luxeyard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched LuxeStyle apparel line.

Forward Split and Name Change

On November 30, 2011, the Board and the shareholders representing more than 50% of our common stock approved a 1:17 forward split and change in the Company’s name. The forward split was declared effective by Financial Industry Regulatory Authority, or FINRA, as of February 8, 2012. All share and per share amounts in this report reflect the forward split for all periods presented.

On January 9, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change the corporate name from “Top Gear, Inc.” to “Luxeyard, Inc.” The Amendment was effective as of January 9, 2012. In connection with the name change, we have applied for a new trading symbol “LUXR” for the Company’s common stock, which is quoted on the OTC Bulletin Board. Both the name change and symbol change have been approved by FINRA and became effective as of February 13, 2012.

2012 Stock Option Plan

On February 24, 2012, the Board and majority shareholders of the Company approved the Luxeyard, Inc. 2012 Stock Option Plan (the “Plan”).

Asset Purchase Transaction

On February 22, 2012, LY Retail-CA completed an asset purchase of eOpulence for an aggregate purchase price consisting of options to purchase 300,000 shares of the common stock of the Company under the Company’s 2012 Stock Option Plan. Such options were issued to Antonio Lopez, the majority owner of eOpulence. We also entered into a lock-up agreement with Antonio Lopez pursuant to which he agreed not to transfer any of the shares for an eighteen month period following the closing of the transaction. The fair market value of the stock options on February 22, 2012 was $260,297.

Appointment of New Officers

On February 8, 2012, the Board appointed Margot Ritcher as the Chief Financial Officer and Secretary and Steve Beauregard as the Chief Operating Officer of the Company effective January 9, 2012 and December 1, 2011, respectively.

On March 12, 2012, the Board appointed Jack Guerrero as Investment Relations Officer effective immediately.

In connection with the asset purchase from E-Opulence, Christian Vega was appointed the Chief of Business Develop of LY Retail-CA effective February 29, 2012. On March 12, 2012, we appointed Tony Winders as Executive Vice President of Revenue of LY Retail-CA.

Reverse Acquisition and Financing Transactions

On November 8, 2011, we completed the Securities Exchange whereby we acquired all of the issued and outstanding membership interests of LY Retail-Texas in exchange for 30,349,998 shares of our common stock which shares constituted approximately 52.43% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Securities Exchange. As a result of the Securities Exchange, LY Retail-Texas became our wholly owned subsidiary and Amir Mireskandari and Khaled Alattar became our principal stockholders. The Securities Exchange was treated as a recapitalization effected through a securities exchange, with LY Retail-Texas as the accounting acquirer and the Company the accounting acquiree.

On November 8, 2011 and immediately prior to the Securities Exchange, we (i) entered into a contribution and assumption agreement (the “Contribution and Assumption Agreement”) with TGRE SubCo, Inc., a Delaware corporation formed as our wholly owned subsidiary for the purposes of spinning out the operations of Top Gear, Inc. (“SpinCo”) pursuant to which we contributed all of our assets to SpinCo and SpinCo assumed all of our debts and other liabilities (the “Reorganization”); and (ii) immediately following the Reorganization, we entered into an agreement of sale (the “Agreement of Sale”) with Omri Amos Shalom (“Shalom”) and Akiva Bergman (“Bergman”), our former principal shareholders, pursuant to which we sold to Shalom and Bergman all of our interest in SpinCo in exchange for a total of 119,000,000 shares of our common stock held by Shalom and Bergman (the “Spin-Out”).  The shares of common stock acquired from Shalom and Bergman in the Spin-Out were cancelled following the Securities Exchange.

On November 8, 2011 and immediately following the Securities Exchange, we completed a private offering of units consisting of an aggregate of (i) 3,149,998 shares of our common stock, (ii) Series A warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment as described below (the “Series A Warrants”), and (iii) Series B warrants to purchase 1,574,999 shares of common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment as described below (the “Series B Warrants”).  The price per unit was $0.20 for an aggregate purchase price of approximately $630,000.  As described below, approximately $217,500 of the Purchase Price was paid via the delivery to the Company of promissory notes previously issued by LY Retail-Texas to certain of its bridge investors (which such investors included the LY Retail-Texas Members).

On December 15, 2011, we completed a private offering of units consisting of an aggregate of (i) 2,250,018 shares of our common stock, (ii) Series A Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.30, subject to adjustment, and (iii) Series B Warrants to purchase 1,125,009 shares of our common stock which have a five-year term and an initial per share exercise price of $0.60, subject to adjustment.  The price per unit was $0.20 for an aggregate purchase price of $450,000 (the “Purchase Price”). The subscribers are entitled to piggy-back registration rights with respect to the shares and the shares of common stock underlying the Warrants and other similar rights as the offering closed on November 8, 2011.

On January 25, 2012, we borrowed cash in the amount $25,000 from one of our shareholders. The loan bears 10 % annual interest and has a maturity of April 20, 2012.  The loan is evidenced by a promissory note.

As of April 16, 2012, we sold an aggregate of $2,125,000 debentures in the form of convertible notes, which are convertible into 7,083,334 shares of our common stock, with a conversion price of $0.30 per share, subject to adjustment.

On February 28, 2012, we engaged a consultant as our Designated Advisor for Disclosure (“DAD”) to provide professional guidance on the OTCQX for initial and continued membership on this exchange. As compensation for the services, we will pay the consultant a fee of $120,000 per year for two years. Up to half of the compensation can be delivered in shares of our common stock at our election.

On February 28, 2012, we engaged a consultant for institutional financial public relations. As compensation, we will pay the consultant 30,000 common shares per month for a period of one year. Additionally, we agreed to issue a non-cancellable option for up to 4 Million shares of our common stock at $.80 per share vesting as soon as practicable subject to shareholder and/or regulatory approval.

On March 1, 2012, we retained a third party as our investor relations counsel. The contract is for a minimum of six months for $5,000 a month plus a one-time grant on the initiation of the engagement of restricted shares of common stock with a fair market value of $30,000 on the contract start date. A second grant in the like cash value amount will be granted on the achievement of certain milestones.

Plan of Operation

Prior to December, our activities have been limited to business formation, strategic development, marketing, website development, negotiations with merchandisers and capital raising activities.  In December 2011, we launched our website, www.Luxeyard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched LuxeStyle apparel line. We entered into not entered formal agreements since we anticipate sourcing our products from vendors on a purchase order basis from time to time.  Accordingly, our operations have been minimal. In December 2011, we launched our website, www.Luxeyard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched LuxeStyle apparel line.  During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•	We launched our full-scaled marketing campaign in 2012 to attract members to our website. We intend to grow our member base through marketing initiatives consisting of search engine optimization and marketing, directory listings, social media marketing, referral programs and affiliate marketing, pay per click market solutions, news and reviews, as well as email campaigns to increase our visibility and build our brand. We hope to reach at least six million members by the end of 2013.
•	We launched our website in December 2011. We began generating revenue in December 2011.
•	We partnered with merchants and expect to continue identifying and partnering with merchants to feature their products on our website. We believe that featuring a variety of merchants will make our marketplace more attractive to members.
•	We expect to expand our product offerings to include items in addition to household goods and apparel.

Over the next twelve months, we anticipate expenses of up to $8,898,000, including general, administrative and corporate expenses and we expect revenue of up to $10,546,000. The extent of such expenses and revenues will depend upon the successful implementation of our financing strategy and the acceleration of our business plan accordingly.

We raised approximately $630,000 in gross proceeds in the first offering. In addition, Bridge Notes in the principal amount of approximately $217,500 were exchanged for units in the offering and $62,500 in Bridge Notes was paid out of the proceeds of the offering.  Accordingly, we raised $350,000 in actual gross proceeds in the offering after deducting the principal amount of Bridge Notes paid off at the closing of the offering, but before deducting any expenses incurred by the Company in connection with the offering.

We raised approximately $450,000 in gross proceeds in the offerings in 2011 and we have raised approximately $2,125,000 in debentures in 2012.

We expect to finance our operations primarily through our existing cash, our operations and any future financing.  If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our website.  However, to effectively implement our business plan, we need to obtain financing.

If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members, and increase our office space and operations all of which we believe would result in the generation revenue and development of our business.

Results of Operations

We have conducted minimal operations during the fiscal year ended December 31, 2011 and we have generated revenues of $2,038 during this period.  We had net losses of $1,038,447 for fiscal 2011. Our auditor has expressed doubt as to whether we will be able to continue to operate as going concern due to the fact that we have had limited revenues since inception and will need to raise capital to further our operations.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $304,400 (of which $150,000 is restricted).  Our primary uses of cash were for marketing expenses, employee compensation, and working capital. The main sources of cash were from the proceeds from the private offering of its securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements,
•	Addition of administrative and sales personnel as the business grows,
•	Increases in advertising, public relations and sales promotions as we commence operations,
•	Development of new members and market initiation, and
•	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the fiscal 2011:

Fiscal 2011
Cash flows used in operating activities	$(738,780)
Cash flows from investing activities	(17,564)
Cash flows from financing activities	885,744
Net increase in cash and cash equivalents	$154,400

We plan to fund our activities during the fiscal 2012 and beyond through the sale of debt or equity securities or bank financing. We are subject to certain restrictions under the terms of the private placements that closed in 2011 which could affect our ability to obtain additional financing. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Going Concern

Our financial statements have been prepared on a going concern basis. As of December 31, 2011, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash on hand and demand deposits with original maturities of three months or less as cash and cash equivalents for the purpose of the statement of cash flows. As of December 31, 2011, we had $154,400 in cash.

Share-Based Payments

The Company accounts for share-based awards to employees in accordance with FASB ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model.

Share-based awards to non-employees are accounted for in accordance with ASC 505-50, wherein such awards are expensed over the period in which the related services are rendered at their fair value.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Luxeyard, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheet of Luxeyard, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from April 20, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxeyard, Inc. and its subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the period from April 20, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred operating losses and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 16, 2012

Luxeyard, Inc.

CONSOLIDATED BALANCE SHEET

December 31, 2011

ASSETS
Cash	$154,400
Restricted cash	150,000
Accounts receivable	600
Inventory	5,466
Prepaid expense	16,376

Total Current Assets	326,842

Property and equipment, net	16,869

TOTAL ASSETS	$343,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$63,426
Accrued liabilities	158,206
Deferred revenue	9,701
Derivative liability	158,758

Total Liabilities	390,091

Commitments and contingencies	-

Stockholders' Deficit:
Common stock, $0.0001 par value.100,000,000 authorized shares; 63,290,000 issued and outstanding shares at December 31, 2011	6,329
Additional paid in capital	985,738
Accumulated deficit	(1,038,447)

Total Stockholders' Deficit	(46,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$343,711

The accompanying notes are an integral part of these consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period From April 20, 2011 (Inception) To December 31, 2011
REVENUE
Total Revenue	$2,038

COST OF GOODS SOLD
Cost of Sales	2,322

GROSS LOSS	(284)

OPERATING EXPENSES
Selling, general and administrative	953,143
Stock compensation expense	84,325
Depreciation	695

Total Operating Expenses	1,038,163

NET LOSS	$1,038,447

Basic and Diluted Loss Per Share	$(0.08)

Weighted Average Outstanding Shares	12,827,921

The accompanying notes are an integral part of these consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period From April 20, 2011 (Inception) To December 31, 2011

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders
	Shares	Amount	Capital	Earnings	Deficit

Balance April 20, 2011	-	$-	$-	$-	$-

Common stock issued to original Top Gear stockholders	27,540,000	2,754	(2,754)	-	-

Common stock issued in recapitalization	30,350,000	3,035	(3,035)	-	-

Common stock issued for cash, net of issuance costs	4,312,500	431	848,569	-	849,000

Conversion of related party bridge notes into common stock	575,000	58	114,943	-	115,000

Conversion of third party bridge notes into common stock	512,500	51	102,449	-	102,500

Derivative liability related to warrants	-	-	(158,758)	-	(158,758)

Stock compensation expense	-	-	84,325	-	84,325

Net loss	-	-	-	(1,038,447)	(1,038,447)

Balance December 31, 2011	63,290,000	$6,329	$985,738	$(1,038,447)	$(46,380)

The accompanying notes are an integral part of these consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

For The Period From April 20, 2011 (Inception) To December 31, 2011
Cash flows from operating activities
Net loss	$(1,038,447)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	695
Stock compensations expense	84,325
Changes in operating assets and liabilities
Accounts receivable	(600)
Inventory	(5,466)
Prepaids	(16,376)
Accounts payable	63,426
Accrued liabilities	188,962
Deferred revenue	9,701
Net cash used in operating activities	(713,780)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(17,564)
Net cash used in investing activities	(17,564)

Cash flows from financing activities
Proceeds from debt	280,000
Proceeds from sale of common stock	605,744
Net cash provided by financing activities	885,744

Net decrease in cash and cash equivalents	154,400

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$154,400

Supplemental disclosures of cash flow information
Cash paid for interest	$-
Cash paid for income taxes	-

Non cash financing activities
Conversion of bridge notes into common stock	$217,500
Derivative liability related to warrants	158,758
Common stock issued to original TIGR stockholders and recapitalization	5,789
Bridge notes settled directly from proceeds from sale of common stock	62,500

The accompanying notes are an integral part of these consolidated financial statements.

LUXEYARD INC.

DECEMBER 31, 2011

NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation and Nature of Operations

Basis of Presentation

Luxeyard Inc., (the “Company”, “we” or “our”), a Delaware Corporation, is an internet company selling luxury goods on a flash web site. Luxeyard, Inc. is the parent company of the wholly owned subsidiaries, LY Retail, LLC (“LY Retail Texas”), incorporated under the laws of the State of Texas on April 20, 2011 and LY Retail, LLC (“LY Retail”) incorporated in the State of California on November 8, 2011. The Company has adopted a fiscal year end of December 31.

Nature of Operations

On November 8, 2011, Top Gear Inc., a Delaware corporation (“Top Gear”) acquired all of the membership units of LY Retail Texas on April 20, 2011. LY Retail Texas exchanged all of its membership for the issuance of 1,785,294 shares (30,350,000 shares post-split) of Top Gear’s common stock pursuant to a Securities Exchange Agreement between LY Retail Texas, LY Retail Texas’s former members, Top Gear and the former principal stockholders of Top Gear.  As a result of this transaction, LY Retail Texas became a wholly-owned subsidiary of Top Gear and its former members became the controlling stockholders of Top Gear.  The transaction was accounted for as a reverse merger and recapitalization of Top Gear affected by a securities exchange, wherein LY Retail Texas is considered the acquirer for accounting and financial reporting purposes.

Immediately prior to the securities exchange, Top Gear contributed substantially all of its assets and liabilities to a subsidiary and then spun out the subsidiary to its former controlling stockholders in exchange for the cancellation of a total of 7,000,000 shares (pre-split) of our common stock previously held by them.

Concurrently with this transaction, LY Retail was incorporated in the State of California as a wholly owned subsidiary of the Company on November 8, 2011 and all of the operating activity of the Company was transferred to LY Retail and LY Retail Texas ceased all activity. At year end LY Retail and LY Retail Texas are wholly owned subsidiaries of Top Gear.

On January 9, 2012, Top Gear filed a Certificate of Amendment to our Articles of Incorporation to change the corporate name from “Top Gear, Inc.” to “Luxeyard, Inc.” The amendment was effective as of January 9, 2012. The name change was declared effective by Financial Industry Regulatory Authority, or FINRA, as of February 13, 2012.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. For the period ended December 31, 2011, the Company has incurred operating losses and negative operating cash flows which raise doubt on its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Luxeyard, Inc. and its wholly-owned subsidiaries, LY Retail Texas and LY Retail. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011, and expenses for the period ended December 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Restricted Cash

Restricted cash represents proceeds from the sale of the Company’s common stock which is held in escrow as of December 31, 2011. These were released to the Company on February 10, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are derived from amounts due from the credit card company that processes the credit card transactions from customers. Since accounts are settled daily, the balance represents one day’s sales. The Company records an allowance for uncollectible accounts which reduces the stated value of receivables on the balance sheet. This allowance is calculated based on a historical estimate. The allowance for uncollectible accounts at December 31, 2011 was $0.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over their estimated useful economic lives or the term of the lease, whichever is shorter. Management periodically evaluates economic lives in order to determine recoverability in light of current technological conditions and expected cash flows. Maintenance and repairs are charged to operating expenses as incurred.

Revenue Recognition

We recognize revenue from product sales when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Product sales represent revenue from the sale of products and related shipping fees where we are the seller of record. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier.

We record and report revenue on the gross amount billed to customers when the following indicators are met:

•	we are the primary obligor in the transaction
•	we are subject to inventory risk and credit risk for amount billed to the customer
•	we have latitude in establishing prices and selecting suppliers

Deferred Revenue

Deferred revenue represents all payments received from customers in excess of revenue earned based on money received for products that have not shipped.

Cost of Sales

Cost of sales consists primarily of direct costs associated with the goods and services the Company provides. Shipping and handling costs billed to customers are included in revenues. Shipping and handling costs are reported as a component of cost of sales.

Sales and Marketing

Sales and marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, customer service and sales functions, advertising and promotional expenditures and payments made to agencies for emails and other marketing activities and advertising expense.

Advertising and other promotional costs, are expensed as incurred,

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the period ended December 31, 2011 are the same as any incremental common stock equivalent would be anti-dilutive.

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

The Company also accounts for uncertain tax positions in accordance with ASC 740 which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2011.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. Our derivative liabilities are classified as level 3.

	Level 1	Level 2	Level 3
Derivative liability - warrants	$-	$-	$158,758
Total	$-	$-	$158,758

The fair value of the warrant liabilities at inception and at December 31, 2011 was approximately $158,000, accordingly, we did not recognize any derivative gain or loss when the instruments were marked to market at year-end.

Share-Based Payments

The Company accounts for share-based awards to employees in accordance with FASB ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model.

Share-based awards to non-employees are accounted for in accordance with ASC 505-50, wherein such awards are expensed over the period in which the related services are rendered at their fair value.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3.  Merger

On November 8, 2011, the Company entered into a series of transactions pursuant to which it acquired LY Retail Texas, spun-out the Company’s prior operations from the Company’s former principal stockholders, directors and officers, and completed a private offering of its securities.   The following summarizes the foregoing transactions:

Acquisition of.   The Company acquired all of the membership interests of LY Retail Texas in exchange for the issuance of 30,350,000 shares of the Company’s common stock pursuant to a Securities Exchange Agreement between the Company, its former principal stockholders, LY Retail Texas and the former members of LY Retail Texas.  As a result of this transaction, LY Retail Texas became our wholly owned subsidiary and the former members of LY Retail Texas became our controlling stockholders.  The transaction was accounted for as reverse merger and a recapitalization effected by a securities exchange, wherein LY Retail Texas is considered the acquirer for accounting and financial reporting purposes.

Reorganization and Spin-Out of Top Gear Business.   Immediately prior to the acquisition of LY Retail Texas, the Company contributed substantially all of our assets to SpinCo, and, in exchange, SpinCo assumed all of the Company’s liabilities.  In addition, the Company transferred all of its ownership interest in SpinCo to Shalom and Bergman in exchange for the cancellation of a total of 119,000,000 shares of the Company’s common stock previously held by Shalom and Bergman.

Financing Transactions.   Immediately following the acquisition of LY Retail Texas, the Company completed a private offering of units consisting of an aggregate of (i) 3,150,012 shares of the Company’s common stock, (ii) Series A warrants to purchase 1,575,000 shares of common stock which have a five-year term and a per share exercise price of $ 0.30, and (iii) Series B warrants to purchase 1,575,000 shares of common stock which have a five-year term and a per share exercise price of $ 0.60.   The aggregate purchase price of the units was approximately $630,000.

On December 15, 2011, the Company completed a second private offering of (i) the aggregate number of shares of common stock, $0.0001 par value per share, of the Company at a per share purchase price of $0.20 in an aggregate of 2,250,000 shares of Common Stock (ii) a five year warrant to initially acquire up to 1,125,000 of additional shares of Common Stock at an exercise price of $0.30 per share Series A Warrants (iii) a five year warrant to initially acquire up to 1,125,000 of additional shares of Common Stock at an exercise price of $0.60 per share the “Series B Warrants”. The aggregate purchase price of the units was approximately $450,000.

Exchange of Bridge Notes.   Certain of the Subscribers (each, a “Bridge Investor” and collectively the “Bridge Investors”) delivered promissory notes issued by LY Retail Texas prior to the securities exchange mentioned above (each, a “Bridge Note” and collectively the “Bridge Notes”) as payment of such Bridge Investor’s purchase price for the units.  To the extent the principal amount of a Bridge Investor’s Bridge Note was greater than such Bridge Investor’s purchase price for the units, the Company, on behalf of LY Retail Texas, paid the remaining principal amount of such Bridge Note from the proceeds of the Offering.  Accordingly, Bridge Notes in the aggregate principal amount of $217,500 were exchanged for units in the Offering and the Company paid $62,500 of the remaining principal amount of the Bridge Notes to the Bridge Investors out of the proceeds from the Offering.  As a result, the Bridge Notes are deemed to be cancelled and are of no further force and effect.

Forward Split.    On February 14, 2012 the Company effectuated a 17:1 forward stock split of its common stock.  The forward split was retroactively applied resulting in a price per share of $0.20; (ii) an exercise price of the Series A Warrants of $0.30 per share; and (iii) the exercise price of the Series B Warrants of $0.60 per share.

Registration Rights Agreement

On the Closing Date and in connection with Offering, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Subscribers granting the Subscribers piggy-back registration rights with respect to the Shares and the shares of common stock underlying the Warrants (the “Warrant Shares”).

Lock-Up Agreements

On the Closing Date and in connection with Offering, we entered into lock-up agreements (collectively, the “Lock-Up Agreements”) with each of Braden Richter, our newly appointed President and Chief Executive Officer and member of our Board of Directors, Kevin Walker, our newly appointed Chief Financial Officer, Chief Operating Officer and Secretary, Jerry Wilkerson, our newly appointed Chief Technology and Information Officer, Joshua Thompson, our newly appointed Chief Marketing Officer, and Khaled Alattar, one of our new principal stockholders, pursuant to which each of them agreed not to transfer any of our capital stock held directly or indirectly by them for an eighteen month period following the closing of the Offering.  In addition, we entered into a lock-up agreement  (the “Lock-Up/Leak-Out Agreement”) with Amir Mireskandari, our newly appointed Chairman of our Board of Directors and one of our new principal stockholders, pursuant to which he agreed not to transfer any of our capital stock held directly or indirectly by him for a nine month period following the closing of the Offering and for the nine months thereafter to limit any transfers to 50,000 shares of common stock in any 30 day period and 10,000 shares of common stock on any single day.

Warrants

Warrants associated with the Round 1 financing -The Series A Warrants have a five-year term and are exercisable for an aggregate of 1,575,000 shares of our common stock at an initial per share exercise price of $0.30, subject to adjustment as set forth below.  The Series B Warrants have a five-year term and are exercisable for an aggregate of 1,575,000 shares of our common stock at an initial per share exercise price of $0.60, subject to adjustment set forth below.

Warrants associated with the Round 2 financing -The Series A Warrants have a five-year term and are exercisable for an aggregate of 1,125,000 shares of our common stock at an initial per share exercise price of $0.30, subject to adjustment as set forth below.  The Series B Warrants have a five-year term and are exercisable for an aggregate of 1,125,000 shares of our common stock at an initial per share exercise price of $0.60, subject to adjustment set forth below.

The exercise prices of the Series A Warrants and Series B Warrants are subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes.  In addition, subject to certain exceptions, if at any time after the respective Closing Dates, the Company issues or sells any shares of its common stock at a price per share less than the exercise price of the applicable Warrant, then immediately after such new issuance, the exercise price of the applicable Warrant then in effect shall be reduced to an amount equal to the price per share of such new issuance.  If the Warrants are not registered with the Securities Act, the Warrants can be exercised on a cashless basis.

Anti-dilution features of the warrants require derivative accounting. ( See Note 11)

4.  Property and Equipment

Property and equipment consists of the following:

Furniture and fixtures	$7,928
Equipment	9,636

17,564
Less: Accumulated depreciation	(695)

Net carrying value	$16,869

5.  Accrued Liabilities

Accrued liabilities consist of the following:

Accrued marketing costs	$100,000
Accrued salary and other expenses	58,206
$158,206

6.  Income Taxes

The Company’s net deferred income tax asset as of December 31, 2011, after applying enacted corporate income tax rates, are as follows:

Net operating loss carry forward	$333,943
Valuation allowance	(333,943)
Total	-

As of December 31, 2011, the Company has unused net operating loss carryforwards of approximately $954,000 which will begin to expire in 2031. The Company provided a full valuation allowance to the deferred tax asset as of December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry-forwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the net operating loss carry-forwards could be restricted.

7.   Related Party Transactions

The Company's CEO and Director is related to the sublessor of the 8884 Venice Blvd. (See Note 12).

Steve Beauregard, our COO is the founder and a majority stockholder in Regard Solutions, Inc., (“Regard”). We have entered into an agreement with Regard for Technical Services and Project Management. The Company incurred $90,623 in expense from Regard of which $83,435 was paid as of December 31, 2011.

Pursuant to the Securities Exchange Agreement, on November 8, 2011, we issued 30,350,000 common shares to Amir Mireskandari and Khaled Alattar, the former members of LY Retail, Texas. Immediately following the securities exchange, Mireskandari and Alattar became our principal stockholders. Mr. Mireskandari was also appointed as the Chairman of our Board of Directors.

Additionally, in connection with our Round 1 and Round 2 Financing, we issued (i) 417,416 shares of our common stock to Mireskandari and 482,584 shares of our common stock to Alattar; (ii) Series A Warrants exercisable for 208,708 shares of our common stock to Mireskandari and Series A Warrants exercisable for 241,292 shares of our common stock to Alattar; and (iii) Series B Warrants exercisable for 208,708 shares of our common stock to Mireskandari and Series B Warrants exercisable for 241,292 shares of our common stock to Alattar. In consideration for the purchase price for such securities, Mireskandari and Alattar delivered to the Company Bridge Notes in the aggregate principal amount of $115,000 and cash of $15,000.

Prior to the securities exchange, LY Retail Texas and Mireskandari and Alattar entered into Bridge Notes in the aggregate principal amount of $115,000. As set forth above, such Bridge Notes were exchanged for units in the Offering.

8.  Bridge Notes

On various dates in September and October 2011, the Company issued promissory notes in the aggregate principal amount of $280,000 (collectively, the “Bridge Notes”) to certain investors. These notes bear no interest and have an average term of 30 days.

As disclosed in Notes 3 and 7, $217,500 of these notes were settled with units issued from the Company’s private offering and the balance of $62,500 was paid directly from proceeds of the private offering. No gain or loss was recognized on the settlement of the Bridge Notes.

9.  Commitments and Contingencies

Operating Leases

On September 26, 2011 the Company entered into an operating lease for office space in Marina Del Rey California (the “Glencoe” lease). The lease term commenced October 1, 2011 and ends September 30, 2011. Rent expense for the year 2011 was $39,829.

Minimum Lease Expense

Subsequent to year end, the Company entered into three leases for office and warehouse space in Los Angeles, California (“Venice” lease); in Brooklyn, New York (“New York” lease) and a Corporate Apartment in New York, New York (“Wall Street” lease). See Subsequent Events Note. Minimum lease expense is as follows:

Year	Glencoe	Venice	New York	Wall Street	Total
2012	$43,273	$105,197	$43,542	$16,170	$208,182
2013	-	114,761	11,458	-	131,609
2014	-	9,563	-	-	9,563
Total	$43,273	$229,522	$55,000	$16,170	$343,964

Severance Agreement

In connection with the termination of Kevin Walker as our executive officer, we entered into a severance agreement with LY Retail and Kevin Walker on December 20, 2011 pursuant to which we agreed to pay Mr. Walker any unpaid salary, unreimbursed expenses and a severance payment equivalent to three months of Mr. Walker’s base salary. The severance pay is payable in two installments of $13,334 and one installment of $11,688 for a total amount of $38,352. Mr. Walker was also granted an option to purchase 400,010 shares of common stock at an exercise price of $0.20 per share.

Marketing Agreements

In November the Company engaged XL Marketing, Corporation to provide email drops to various target markets and to provide other marketing related series. Marketing expense related to this contract will be approximately $180,000 per month.

On November 23, 2011 the Company entered into to a nine month agreement with Placements Media, Inc. (“Placements”) to provide marketing consulting services. The compensation for the performance based component of the contract is $12,000 in December 2011 and January 2012 and $15,000 per month thereafter. Placements also earns commission based on sliding scale percentages applied on the XL Marketing spend with rates ranging from 4% to 18%. For the period ended December 31, 2011, Placements earned commissions amounting to $53,557. Additionally, Placements can earn options of up to 50,000 shares of common stock based on certain membership milestones.

Technology Infrastructure Agreement

In November, 2011, LY Retail entered into an agreement with Regard Solutions Corporation for project management and technical services for a monthly fee of $35,000 for a period of two months. This agreement was amended on December 31, 2011 to extend the term to April 30, 2012 for a monthly fee of $42,531. Technical fees incurred for the period ended December 31, 2011 amounted to $90,623.

Litigation

From time to time, the Company is party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Based on the information presently available, management believes that resolution of these matters will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

10.  Stock Option Plan

In September, 2011, the Company adopted the 2011 Stock Option Plan (the Plan). The Plan provides for the granting of options to purchase shares of common stock to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options (ISOs) or non-qualified stock options (NSOs). ISOs may be granted only to Company employees (including officers and directors who may also be employees). NSOs may be granted to Company employees and consultants. The Company reserved 13,005,000 shares of common stock for issuance under the Plan as of December 31, 2011, of which 8,876,546 were subject to outstanding options and other awards and 4,128,454 were available for future grants of share-based awards.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The Board of Directors determined the value of the underlying stock by considering a number of factors, including historical and projected results, the risks the Company faced at the time of issuance, the rights of the Company’s preferred securities and the lack of liquidity of the Company’s common stock. Options granted under the Plan generally vest ratably over a 36 month period. It is the Company’s policy to grant stock options to employees and nonemployees at exercise prices equal to the fair value of the underlying stock at the date of the grant.

The following is a summary of stock options granted, canceled, and outstanding under the plan for the year ended December 31, 2011:

	Number of Stock Options	Exercise Price	Weighted- Average Exercise Price	Weighted average remaining contractual life (years)
Outstanding at April 1, 2011	-	$-	$-	-
Granted	10,426,538	0.20 - 0.30	0.21	9.77
Cancelled	(1,549,992)	0.20	0.20	-
Exercised	-	-	-	-
Balance at December 31, 2011	8,876,546	$0.20-0.30	$0.21	9.77

The following is a summary of stock options vested as of December 31, 2011:

	Vested Options	Exercise Price	Weighted- Average Exercise Price	Weighted average remaining contractual life (years)

December 31, 2011	2,868,143	$0.20 - 0.30	$0.20	9.77

No options are exercisable until the expiration of the Lock-Up agreement on November 8, 2012.

At December 31, 2011, 4,128,454 options remained available for future grants under the Plan. The weighted-average grant date fair value of options granted during the period ended December 31, 2011 was $ 0.03. Outstanding options as of December 31, 2011 have an intrinsic value of zero.

The options were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Expected term	5.40 - 5.84 years
Expected volatility	415% - 447%.
Risk free interest rate	0.82% - 2.03%
Expected dividend yield	0%

During the period ended December 31, 2011, stock compensation expense recognized under the plan was $84,325.

As of December 31, 2011 there was $199,679 of unrecognized compensation related to stock options granted, which is expected to be recognized over a weighted-average period of 2.8 years.

11.  Warrants

Warrants associated with the Round 1 financing -The Series A Warrants have a five-year term and are exercisable for an aggregate of 1,575,000 shares of our common stock at an initial per share exercise price of $0.30, subject to adjustment as set forth below.  The Series B Warrants have a five-year term and are exercisable for an aggregate of 1,575,000 shares of our common stock at an initial per share exercise price of $0.60. At the closing date of November 8, 2011 Series A warrants had a fair market value of $46,304 and Series B warrants had a fair market value of $46,304. The fair market value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate 0.92%

Dividend yield 0%

Volatility factor 429%

Expected life (years) 5 years

On December 15, 2011, warrants associated with the Round 2 financing -The Series A Warrants have a five-year term and are exercisable for an aggregate of 1,125,000 shares of our common stock at an initial per share exercise price of $0.30, subject to adjustment as set forth below.  The Series B Warrants have a five-year term and are exercisable for an aggregate of 1,125,000 shares of our common stock at an initial per share exercise price of $0.60. At the closing date of December 15, 2011 Series A warrants had a fair market value of $33,075 and Series B warrants had a fair market value of $33,075. The fair market value of the warrants was computed using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate 0.86%

Dividend yield 0%

Volatility factor 416%

Expected life (years) 5 years

 At December 31, 2011, the warrants had a fair value of $158,758 and this fair value was included in the derivative liability balance. There was no difference in fair value from the grant date to December 31, 2011. The following assumptions were used in the Black-Sholes option pricing model at December 31, 2011.

Risk-free interest rate 0.83%

Dividend yield 0%

Volatility factor 412%

Expected life (years) 4.86 years

The weighted average exercise price is $0.45 for all outstanding warrants. The weighted average remaining contractual term for all warrants outstanding is 4.86 years. As of December 31, 2011, the outstanding warrants had an intrinsic value of zero.

12.  Subsequent Events

Leases

On January 26, 2012, the Company subleased approximately 5,313 square feet of office and warehouse space in Los Angeles California from a related party (“Venice” lease). The lease is a twenty four month operating lease with monthly rent expense of $9,564 per month.

On March 15, 2012, the Company subleased approximately 5,500 square feet of office and warehouse space in Brooklyn New York in conjunction with the acquisition of eOpulence, (the “New York” lease). The lease is one year operating lease with option to extend for 3.5 years. The monthly rent expense is $4,583.33.

On March 22, 2012 the Company leased a corporate apartment in downtown New York. The lease begins April 3, 2012 and is a six month operating lease with monthly rent expense of $2,695.

Adoption of 2012 Stock Plan

On February 24, 2012, the Board and majority shareholders of the Company approved the Luxeyard, Inc. 2012 Stock Option Plan (the “Plan”). 13,050,000 shares of common stock with authorized under this plan. The Plan is intended to recognize the contributions made to the Company by its associates (including associates who are members of the Board of Directors), directors, consultants and advisors of the Company or any Affiliate, to provide such persons with additional incentive to devote themselves to the future success of the Company or an Affiliate, and to improve the ability of the Company or an Affiliate to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. To this end, the Plan provides for the grant of stock options. Stock options granted under the Plan may be Non-Qualified Stock Options or ISOs, as provided herein, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an Affiliate shall in all cases be Non-Qualified Stock Options.

eOpulence Asset Purchase

On February 22, 2012 our subsidiary, LY Retail, purchased the fixed assets of eOpulence, a New York limited liability Company ("eOpulence") for purchase price consisting options to purchase 300,000 shares of common stock at an exercise price of $.30 per share. The fair market value of the stock options at the purchase date was $260,297. The fair value was calculated using the Black Scholes pricing model with the following assumptions

Risk-free interest rate -2.7%

Dividend yield 0%

Volatility factor 416%

Expected life (years) 3.0 years

Share-based awards

On February 27, 2012, in connection with his employment agreement, the Company granted 200,000 common stock options to our Chief of Business Development Officer.

On March 12, 2012, in connection with his employment agreement, the Company granted 250,000 common stock options to our Executive Vice President of Revenue. He will also be granted an additional 250,000 on attainment of certain milestones.

On February 28, 2012, the Company engaged a consultant for institutional financial public relations. As compensation, the Company will pay the consultant 30,000 common shares per month for a period of one year. Additionally the Company will issue a non-cancellable “Option” for up to 4 million shares of outstanding stock at $.80 per share vesting as soon as practicable, subject to shareholder and/or regulatory approval.

On March 1, 2012 the Company retained a third party as investor relations counsel. The contract is for a minimum of six months for $5,000 a month plus a one-time grant on the initiation of the engagement of restricted shares of common stock with a fair market value of $30,000 on the contract start date. A second grant in the like cash value amount will be granted on the achievement of certain milestones.

Financing

On January 25, 2012, the Company borrowed cash in the amount $25,000 from one of the Company’s shareholders. The loan bears 10 % annual interest and has a maturity of April 20, 2012.

As of April 16, 2012, we sold an aggregate of $2,125,000 debentures in the form of convertible notes, which are convertible into 7,083,334 shares of our common stock, with a conversion price of $0.30 per share, subject to adjustment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of December 31, 2011 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Annual Report on Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the year ended December 31, 2011, we concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•	Lack of proper segregation of duties due to limited personnel
•	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to derivative accounting, unrecorded liabilities and shared based compensation.

With the oversight of senior management, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. We have hired a new Chief Financial Officer in January 2012 as well as other accounting personnel.

In addition to these efforts, we are in the process of documenting and testing our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2012, as required following our reverse merger and reorganization in 2011. We have expended significant internal and external resources in this effort. In particular, we are planning to upgrade our accounting systems and redesign key processes to provide internal control. We will engage a consulting firm to assist us in the design and implementation of effective internal controls. However, we can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2012, or that our registered public accounting firm will be able to attest that such internal controls are effective.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

On November 8, 2011, in connection with the closing of the Securities Exchange, Shalom and Bergman resigned from our Board of Directors and as officers of the Company.  Also effective upon the closing of the Securities Exchange, Amir Mireskandari and Braden Richter were appointed to our Board of Directors to fill the vacancies created by the resignations of Shalom and Bergman.  In addition, our Board of Directors appointed Mr. Richter to serve as our President and Chief Executive Officer, Mr. Walker as our Chief Financial Officer, Chief Operating Officer and Secretary, Jerry Wilkerson as our Chief Technology and Information Officer and Joshua Thompson as our Chief Marketing Officer, all effective immediately upon the closing of the Securities Exchange.

On December 20, 2011, the Company and Mr. Kevin Walker mutually agreed upon the termination of Mr. Walker’s employment as Chief Financial Officer, Chief Operating Officer and Secretary of the Company. The Board of Directors of the Company approved the termination on February 8, 2012. There was no disagreement between Mr. Walker and the Company on any matter relating to the Company’s operations, policies or practices that resulted in his termination as the Chief Financial Officer, Chief Operating Officer and Secretary of the Company.

On February 8, 2012, the Board appointed Margot Ritcher as the Chief Financial Officer and Secretary and Steve Beauregard as the Chief Operating Officer of the Company effective January 9, 2012 and December 1, 2011, respectively.

On March 12, 2012, the Board appointed Jack Guerrero as Investment Relations Officer effective immediately.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position	Since
Amir Mireskandari	42	Chairman	November 2011
Braden Richter	40	President, Chief Executive Officer and Director	November 2011
Margot Ritcher	62	Chief Financial Officer and Secretary	January 2012
Steve Beauregard	47	Chief Operating Officer	December 2011
Jerry Wilkerson	39	Chief Technology and Information Officer	November 2011
Joshua Thompson	34	Chief Marketing Officer	November 2011
Jack M. Guerrero	38	Investment Relations Officer	March 2012

Amir Mireskandari was appointed as Chairman of our Board of Directors on November 8, 2011.  Mr. Mireskandari was formerly the controlling member of our subsidiary, LY Retail-Texas, since its formation.  Mr. Mireskandari founded Miresco Investment Services in 1999 and currently serves as its President and Chief Executive Officer.  Miresco focuses on sales and distribution of home furnishings, distressed asset and distressed retail operations.  Mr. Mireskandari also serves as Chief Executive Officer of Retail Management Partners, a company formed in 2010 for the purpose of operating the concessions of the high-end home furnishings, accessories, rugs, and art departments of The Great Indoors, a division of Sears.  Mr. Mireskandari is also a member of the Board of Directors of The Lugano Group Incorporated, a FINRA broker-dealer that concentrates on frontier markets, which he co-founded in 1995.  The Lugano Group offers securities brokerage, financial advisory, and investment promotion services to global institutions.  Mr. Mireskandari also co serves as Chairman of the Board of Directors of Glenmont Ventures, a boutique private equity firm he co-founded 2009.  Mr. Mireskandari holds the FINRA General Securities Representative (Series 7) and Principal (Series 24), Financial and Operations Principal (Series 28), and Uniform Securities Agent (Series 63) licenses. He earned his BBA and MBA in International Business from George Washington University.  He completed postgraduate studies in Management at Harvard Business School.  We believe Mr. Mireskandari’s extensive experience in the luxury home furnishings industry and his capital markets knowledge will enable him to provide valuable insight as we seek to implement our business plan and raise capital to fund our operations.

Braden Richter was appointed President, Chief Executive Officer and Director of the Company on November 8, 2011.  Mr. Richter has served as the President and Chief Executive Officer of our subsidiary, LY Retail-Texas, since September 2011.  Prior to his engagement by LY Retail-Texas, Mr. Richter served as President, Chief Executive Officer and/or as a member of the boards of directors of several privately held companies, including Archetype Design, Richter Furniture MFG and Richter Studio. He developed and personally designed trendsetting brands while managing factories with up to 2500 employees.  Mr. Richter currently serves on the board of directors for Archetype Design, a company he founded in 2009 which has become one of the largest furniture manufactures on the west coast.  Mr. Richter is also a partner and acting merchandise director of Jaxon International, a retail company based in Los Angeles.  We believe Mr. Richter’s twenty-year career in the home furnishing industry, his entrepreneurial spirit and his extensive experience in product designs and sale strategy will enable him to provide strong leadership and strategic vision to the Company.

Margot Ritcher was appointed as the Company’s Chief Financial Officer and Secretary effective January 9, 2012. From August 2007 to January 2012, she served as interim controller and management consultant of Arcadian Management Company where she was responsible for financial reporting, interfacing with external CPA's and regulatory agencies, Tax and Regulatory compliance. Prior to Arcadian, Ms. Ritcher ran an executive management consulting practice for companies including USA Broadband, CBRE Richard Ellis, People Support, Paycom, LLC, SpotRunner, and Nextwave Telecommunications. She also served as Controller of DirecTV domestic and worked her way up to Vice President of Business for DirecTV International. During her 9 year tenure, she helped take DirecTV from 20 employees and no revenue to over 2,000 employees and $9 billion in revenues.

Margot began her career as a CPA for Coopers and Lybrand and for Deloitte, Haskins and Sells in Tucson, Arizona.  She has an MBA in Marketing from Regis University in Denver, Colorado and she holds two undergraduate degrees in accounting and management information systems from the University of Arizona.

Steve Beauregard was appointed as the Company’s Chief Operating Officer and head of Emerging Categories effective December 1, 2011. Prior to joining the Company, Mr. Beauregard was President and Founder of REGARD Solutions Corp, a successful mobile, social and eCommerce development firm for multi-channel retailers and venture backed start-ups.  He was the driving force behind bringing on key accounts such as Sony Pictures, Coffee Bean & Tea Leaf, J Hilburn, Ray-Ban, Wells Fargo, Harbor Freight Tools, DIRECTV, and Burlington Coat Factory.  In 2003, Mr. Beauregard was an early pioneer in offshore development opening a REGARD office Nagpur, India.  In 2007, he formed software incubator REGARD Ventures Solutions help early-stage entrepreneurs reach venture viability.  Mr. Beauregard was featured in Entrepreneur Magazine (9/07), is often quoted in trade rags, has spoken at international mobility conferences and is a frequent guest speaker on entrepreneurship at numerous southern California universities including USC, UCLA and Pepperdine. He holds two BS degrees in Computer Science and Accounting from Frostburg State University and studied Computer Engineering in the Master’s program at Johns Hopkins University.

Jerry Wilkerson was appointed Chief Technology and Information Officer of the Company on November 8, 2011.  Mr. Wilkerson has served as chief technical & information officer of our subsidiary, LY Retail-Texas, since September 2011.  He also owns his own retail ecommerce business since 2002.  Mr. Wilkerson brings us a wealth of knowledge and experiences in the web development and information technology sector.  Throughout his career, Mr. Wilkerson has been involved in various technology position and retail management along with familiarity with several ecommerce platforms.  Mr. Wilkerson has extensive Microsoft training along with in depth information technology training.  He has over twenty years’ experience in programming, focusing on web design, since 1999.

Joshua Thompson was appointed Chief Marketing Officer of the Company on November 8, 2011.  Mr. Thompson has served as chief marketing officer of our subsidiary, LY Retail-Texas, since September 2011.  He spent most of his early career in brand development and marketing at Legal Match from May 2001 through 2011.  Mr. Thompson has extensive experience in brand development and marketing campaigns.  He graduated from Humboldt State University with a Bachelor of Science degree in Business Administration in 2000.

Jack M. Guerrero was appointed Investor Relations Officer of the Company on March 12, 2012. He is also serving as Vice President of Finance. From 2010 to prior to joining the Company, he was an investment banker with William & Henry Associates in Los Angeles, where he focused on mergers & acquisitions and sell-side advisory in the middle market. Between 2007-2010, Mr. Guerrero worked with the Transaction Advisory Practice at Ernst & Young LLP in San Francisco, where he managed financial due diligence for private equity firms and corporate acquirers. Prior thereto, Mr. Guerrero was a Manager with the American Express Company and a practicing CPA with KPMG LLP. He received a BA in Economics from Stanford University, and an MBA from Harvard Business School.

Significant Employees

In connection with the asset purchase from E-Opulence, Christian Vega was appointed the Chief of Business Develop of LY Retail-CA effective February 29, 2012. On March 12, 2012, we appointed Tony Winders as Executive Vice President of Revenue of LY Retail. We consider Mr. Vega and Mr. Winders as significant employees of the Company.

Name	Age	Position	Since
Christian A Vega	24	Chief of Business Development Officer of LY Retail-CA	February 2012
Tony Winders	43	Executive Vice President of Revenue of LY Retail-CA	March 2012

Christian A Vega became the LY Retail-CA’s Chief of Business Development on February 29, 2012. Prior to this Mr. Vega was the CEO of E-Opulence, a fashion based flash sale ecommerce company. He was the founder and creative force both on the technology and brand development of the company. Mr. Vega began his career with Cross Cultural Solution, volunteering for NGO in India. In 2008 Mr. Vega was Executive Manager of Strategies and Accounts for Force Marketing where he opened their first office in Massachusetts and then expanded their territory to New York and New Jersey. In 2009 Mr. Vega was an operations specialist at Mercedes distribution where he was heavily involved on the logistics side of ecommerce, after which Mr. Vega was an associative consultant with the World Trade Center Memorial Museum, opening and maintaining their first ever “Preview” site of the memorial museum until he founded eOpulence in October 2010. He studied Bio-Medical engineering at university but did not complete his degree as business opportunities and his entrepreneurial spirit trumped his interest in medicine.

Tony Winders became Executive Vice President of Revenue effective March 12, 2012. Prior to joining the company, Mr. Winders was vice president, marketing at ValueClick, Inc. As a member of its media division management team from June, 2003 to November, 2010, his marketing leadership helped establish the company as one of the largest and most respected display advertising and lead generation networks in the world. He was previously vice president, sales and marketing at pay-per-click search engine Search123, which ValueClick acquired in 2003. An early pioneer of online marketing and advertising, Mr. Winders co-founded InterActive Agency, Inc. (iAgency) in 1995, and served as its president until 2002. At iAgency, he devised online marketing strategies for dozens of consumer entertainment, ecommerce and technology brands, including Zappos.com, Coca Cola, Warner Bros. Studio Store, Universal Studios Online, SegaSoft, Symantec and Hollywood Online. He began his career in public relations in the early 1990s as an account executive at Paladino & Associates Public Relations in Hollywood and then as director of client programs as at Murphy/O’Brien Communications in Beverly Hills. Mr. Winders holds a Bachelor of Science degree in public relations from the University of Central Missouri.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our current directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The former members of our Board of Directors adopted a Code of Ethics applicable to our principal executive, financial and accounting officers on January 13, 2011.  Although our newly appointed executive officers are subject to this Code of Ethics, the newly appointed members of our Board of Directors intend to adopt of new Code of Ethics.  However, no formal steps have been taken by the Board of Directors in this regard.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that paid or awarded to the named executive officers for the years ended December 31, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary($)	Bonus	All Other Compensation ($)	Total ($)
Braden Richter	2011	$69,230	$0	$0	$69,230
President and Chief Executive Officer	2010	$-	$-	$-	$-

Steve Beauregard	2011	$5,770	$0	$0	$5,770
Chief Operating Officer

Jerry Wilkerson	2011	$37,500	$0	$0	$37,500
Chief Technology and Information Officer	2010	$-	$-	$-	$-

Joshua Thompson	2011	$31,250	$0	$0	$31,250
Chief Marketing Officer	2010	$-	$-	$-	$-

Omri Amos Shalom	2011	$0	$0	$0	$0
Former Chief Executive Officer, Chief Financial	2010	$0	$0	$0	$0
Officer and Director

Akiva Bergman	2011	$0	$0	$0	$0
Former Secretary and Director	2010	$0	$0	$0	$0

Kevin Walker	2011	$40,000	$0	$0	$40,000
Former Chief Financial Officer, Chief Operating Officer and Secretary	2010	$-	$-	$-	$-

Employment Agreements

On November 8, 2011, we entered into an employment agreement with LY Retail-CA, and Braden Richter, as our President and Chief Executive Officer, effective November 23, 2011, for a period of five years until November 22, 2016. We agreed to pay a base salary of $300,000 per annum during the term with an annual cumulative increase of not less than 4% and bonus under certain conditions. Pursuant to the agreement, Mr. Richter was also granted an option to purchase 1,950,000 shares of our comment stock under the stock option plan.

On November 8, 2011, we entered into an employment agreement with LY Retail-CA and Steve Beauregard, as our Chief Operating Officer, effective December 1, 2011, for a period of three years until November 30, 2014. We agreed to pay a base salary of $175,000 per annum, provided that, if the Company meets its fiscal goals for the previous year, Mr. Beauregard shall be paid the sum of $200,000 for the second year of the term and $250,000 for the third year of the term. Mr. Beauregard will be also designated as a participant in the bonus plan of $300,000 which will be shared amongst the participants. Pursuant to the agreement, Mr. Beauregard was also granted an option to purchase 1,950,000 shares of our comment stock under the stock option plan.

On November 8, 2011, we entered into an employment agreement with LY Retail-CA and Jerry Wilkerson, as our Chief Technology Officer, effective December 1, 2011, for a period of three years until November 30, 2014. We agreed to pay a base salary of $150,000 per annum, provided that, if the Company meets its fiscal goals for the previous year, Mr. Wilkerson shall be paid the sum of $200,000 for the second year of the term. For each year thereafter, the Board shall review such base salary and shall provide a minimum of 4% annual increase in its discretion. Mr. Wilkerson will be also designated as a participant in the bonus plan of $300,000 which will be shared amongst the participants. Pursuant to the agreement, Mr. Wilkerson was also granted an option to purchase 1,950,000 shares of our comment stock under the stock option plan.

On November 8, 2011, we entered into an employment agreement with LY Retail-CA and Joshua Thompson, as our Chief Marketing Officer, effective December 1, 2011, for a period of three years until November 30, 2014. We agreed to pay a base salary of $125,000 per annum with an annual cumulative increase of not less than 4% at the discretion of the Board. Mr. Thompson will be also designated as a participant in the bonus plan of $300,000 which will be shared amongst the participants. Pursuant to the agreement, Mr. Thompson was also granted an option to purchase 1,950,000 shares of our comment stock under the stock option plan.

On February 27, 2012, we entered into an employment agreement with LY Retail-CA and Christian Vega, as our LY Retail-CA’s Chief of Business Development, effective February 27, 2012, for a period of three years until February 20, 2015. We agreed to pay a base salary of $110,000 per annum during the term with increase to $150,000 on attainment of certain milestones. Pursuant to the agreement, Mr. Vega was also granted an option to purchase 200,000 shares of our common stock.

On March 12, 2012, we entered into an employment agreement with LY Retail-CA, and Tony Winders, as Executive Vice President of Revenue of LY Retail-CA, effective March 12, 2012, for a period of three years until March 11, 2015. We agreed to pay a base salary of $120,000 per annum during the term with increase $132,500 per annum based the attainment of certain milestones and an increase to $150,000 based on certain milestones. Mr. Winders shall be designated as a participant in the Company’s key employee cash bonus plan. Such bonus pool of was raised to from $300,000 to $500,000 with the addition of new participants. Pursuant to the agreement, Mr. Winders was also initially granted an option to purchase 250,000 shares of our common stock and will be granted an additional 250,000 on attainment of certain milestone.

Pursuant to the agreements, all the above executives are also entitled to other standard benefits such as insurance plan, vacation and reimbursement of reasonable out-of-pocket expenses.

Severance Agreement

In connection with the termination of Kevin Walker as our executive officer, we entered into a severance agreement with LY Retail-Texas and Kevin Walker on December 20, 2011 pursuant to which we agreed to pay to Mr. Walker any unpaid salary, unreimbursed expenses and a severance payment. The severance payment equals to three months of Mr. Walker’s base salary and is payable in two installments of $13,333.33 and $11,688 for a sum of $38,352. In addition, Mr. Walker was granted an option to purchase 400,010 shares of our common stock under our stock option plan.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Braden Richter		1,950,000	1,300,000	$0.20	10/1/21
Joshua Thompson		1,950,000	1,300,000	$0.20	9/26/21
Jerry Wilkerson		1,950,000	1,300,000	$0.20	9/26/21
Steve Beauregard		1,950,000	1,300,000	$0.20	11/1/21
Kevin Walker		400,010		$0.20	9/26/21

Director Compensation

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors, however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

2012 Stock Option Plan

On February 24, 2012, the Board and majority shareholders of the Company approved the Luxeyard, Inc. 2012 Stock Option Plan (the “Plan”). The Plan gives us the ability to grant stock options, restricted stock, stock appreciation rights (SARs), and other stock-based awards (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries. Our Board of Directors believes that adoption of the Plan is in the best interests of our company and our stockholders because the ability to grant stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board of Directors of our company and our subsidiaries, and to chart our course towards continued growth and financial success. Therefore, our Board of Directors believes the Plan will be a key component of our compensation program.

As of April 10, 2012, 2,373,000 shares of our common stock remained available for future grants under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 9, 2012 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 9, 2012.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 9, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 8884 Venice Blvd., Los Angeles, CA 90034.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
Executive Officers and Directors
Amir Mireskandari (2)	20,634,086,	(3)	32.30%
Braden Richter (4)	0		0%
Margot Ritcher	41,667	(5)	* %
Steve Beauregard (4)	0		0%
Jerry Wilkerson (4)	0		0%
Joshua Thompson (4)	0		0%
Jack M. Guerrero	1,111	(5)	* %
All directors and executive officers as a group (7 persons)	20,676,864		32.35%

Other 5% Shareholders
Khaled Alattar (4)	6,394,923	(6)	9.94%
Acadia Life International (7) Victoria Hall Hamilton HM11	3,764,704		5.95%
Equity Highrise Inc. (8) 5348 Vegas Dr., #761 Las Vegas NV 89108	5,481,375		8.57%
Huttner 1999 Partnership Ltd. (9) 22 Latigo Road Durango, Co 81301	4,549,355		7.17%
Jinsun LLC (10) 2710 Thomes Ave Cheyenne WY 82001	5,657,666		8.88%
Jonathan Camarillo Trust (11) 3520 Stone Creek Lane South Fort Worth, TX 76137	5,980,389		9.45%

* Less than 1%

(1)	Based on 63,290,014, shares of common stock issued and outstanding as of April 9, 2012.

(2)	In connection with the private placement closed on November 8, 2011, Mr. Mireskandari entered into a lock-up/leak-out agreement with the Company pursuant to which he is restricted from offering, pledging, selling, contracting to sell, selling any option or contracting to purchase, lend, transfer or otherwise dispose of any shares of common stock of the Company or any other securities convertible or exercisable for shares of the Company’s common stock for the nine month period following the closing of the offering and for an additional nine months following such period, to limit any transfers to 850,000 shares of common stock in any 30 day period and 170,000 shares of common stock on any single day.

(3)	Includes (i) 20,050,001 shares of common stock, (ii) 83,708 shares of common stock underlying Series A Warrants and 83,708 shares of common stock underlying Series B Warrants issued to Mr. Mireskandari in the private placement closed on November 8, 2011 that are immediately exercisable, (iii) 125,001 shares of common stock underlying Series A Warrants and 125,001 shares of common stock underlying Series B Warrants issued to Mr. Mireskandari in the private placement closed on December 15, 2011 that are immediately exercisable, and (iv) 166,667 shares of common stock upon conversion of certain convertible debenture dated January 26, 2012.

(4)	Messrs. Richter, Beauregard, Wilkerson, Thompson and Alattar entered into lock-up agreements with the Company pursuant to which each is restricted from offering, pledging, selling, contracting to sell, selling any option or contracting to purchase, lend, transfer or otherwise dispose of any shares of common stock of the Company or any other securities convertible or exercisable for shares of the Company’s common stock for a period of eighteen month.

(5)	Includes vested shares granted under the Company’s 2012 Stock Option Plan.

(6)	Includes (i) 5,328,994 shares of common stock, (ii) 241,298 shares of common stock underlying Series A Warrants and 241,298 shares of common stock underlying Series B Warrants issued to Mr. Alattar in the private placement closed on November 8, 2011 that are immediately exercisable, and (iii) 583,333 shares of common stock upon conversion of certain convertible debenture dated January 2012.

(7)	Donald Cameron has voting and control power over the shares held by this entity.

(8)	Jon Friedlander has voting and control power over the shares held by this entity. Includes (i) 4,814,706 shares of common stock, (ii) 125,001 shares of common stock underlying Series A Warrants and 125,001 shares of common stock underlying Series B Warrants issued in the private placement closed on November 8, 2011 that are immediately exercisable, and (iii) 416,667 shares of common stock upon conversion of certain convertible debenture dated January 26, 2012.

(9)	Richard Huttner has voting and control power over the shares held by this entity. Includes (i) 4,425,353 shares of common stock, and (ii) 62,501 shares of common stock underlying Series A Warrants and 62,501 shares of common stock underlying Series B Warrants issued in the private placement closed on November 8, 2011 that are immediately exercisable.

(10)	Kevan Casey has voting and control power over the shares held by this entity. Includes (i) 4,770,168 shares of common stock, (ii) 193,749 shares of common stock underlying Series A Warrants and 193,749 shares of common stock underlying Series B Warrants issued in the private placement closed on November 8, 2011 that are immediately exercisable, and (iii) 500,000 shares of common stock upon conversion of certain convertible debenture dated January 26, 2012.

(11)	Jonathan Camarillo has voting and control power over the shares held by this entity. Includes (i) 5,980,389 shares of common stock, and (ii) 333,333 shares of common stock upon conversion of certain convertible debenture dated January 26, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	Pursuant to the Securities Exchange Agreement, on November 8, 2011, we issued 30,349,998 shares of our common stock to Amir Mireskandari and Khaled Alattar, the former members of LY Retail-Texas. Immediately following the Securities Exchange, Mireskandari and Alattar became our principal stockholders. Mr. Mireskandari was also appointed as the Chairman of our Board of Directors.
•	Pursuant to the private placement that closed on November 8, 2011, we issued (i) 167,416 shares of our common stock to Mireskandari and 482,579 shares of our common stock to Alattar; (ii) Series A Warrants exercisable for 83,708 shares of our common stock to Mireskandari and Series A Warrants exercisable for 241,298 shares of our common stock to Alattar; and (iii) Series B Warrants exercisable for 83,708 shares of our common stock to Mireskandari and Series B Warrants exercisable for 241,298 shares of our common stock to Alattar. In consideration for the purchase price for such securities, Mireskandari and Alattar delivered to the Company Bridge Notes in the aggregate principal amount of $115,000. In addition, Mireskandari paid $15,000 in cash.
•	Pursuant to the private placement that closed on December 15, 2011, we issued (i) 250,002 shares of our common stock to Mireskandari (ii) Series A Warrants exercisable for 125,001 shares of our common stock to Mireskandari (iii) Series B Warrants exercisable for 125,001 shares of our common stock to Mireskandari for which Mr. Mireskandari paid $50,000 in cash.
•	Pursuant to a convertible debenture dated January 26, 2012, Mr. Mireskandari contributed a debenture amount of $50,000 convertible into 166,667 shares of our common stock and Mr. Alattar contributed a debenture amount of $175,000 convertible into 583,333 shares of our common stock.
•	On November 8, 2011, we entered into the Agreement of Sale with Shalom and Bergman pursuant to which we sold our equity interest in SpinCo to Shalom and Bergman in exchange for 119,000,000 shares of our common stock.
•	Prior to the Securities Exchange, LY Retail-Texas and Mireskandari and Alattar entered into Bridge Notes in the aggregate principal amount of $115,000. As set forth above, such Bridge Notes were exchanged for units in the offering.

•	On January 26, 2012, we subleased approximately 5,313 square feet of office and warehouse space in Los Angeles California from a related party (“Venice” lease). The lease is a twenty four month operating lease with monthly rent expense of $9,564 per month. Our CEO and Director are related to the sublessor of the Venice property.
•	Steve Beauregard, our COO, is the founder and a majority stockholder in Regard Solutions, Inc., (“Regard Solutions”). We have entered into a Technical Services and Project Management with Regard Solutions.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by MaloneBailey, LLP for the year ended December 31, 2011, and by Weinberg & Baer LLC for the year ended December 31, 2011 and 2010 were as follows.

	Fiscal 2011	Fiscal 2010
Audit Fees	$8,500	$11,000
Audit Related Fees	-	-
Tax Fees	-	500
All Other Fees	1,000	-
TOTAL	$9,500	$11,500

Audit Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2011 and 2010 were for services other than the services described above.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number		Description
2.1		Securities Exchange Agreement, dated November 8, 2011, by and among the Company, Omri Amos Shalom, Ankiva Bergman, LY Retail, LLC, Amir Mireskandari and Khaled Alattar (3)
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
3.3		Certificate of Amendment to Articles of Incorporation (5)
10.1		Contribution and Assumption Agreement, dated November 8, 2011, by and between the Company and TGRE SubCo, LLC (3)
10.2		Agreement of Sale, dated November 8, 2011, by and among the Company, Omri Amos Shalom and Ankiva Bergman (2)
10.3		Subscription Agreement dated November 8, 2011 (3)
10.4		Form of Series A Warrant dated November 8, 2011 (3)
10.5		Form of Series B Warrant dated November 8, 2011 (3)
10.6		Registration Rights Agreement dated November 8, 2011 (3)
10.7	(a)	Lock Up Agreement with Braden Richter dated November 8, 2011 (3)
	(b)	Lock Up Agreement with Kevin Walker dated November 8, 2011 (3)
	(c)	Lock Up Agreement with Joshua Thompson dated November 8, 2011 (3)
	(d)	Lock Up Agreement with Jerry Wilkerson dated November 8, 2011 (3)
	(e)	Lock Up Agreement with Khaled Alattar dated November 8, 2011 (3)
10.8		Lock Up/Leak Out Agreement with Amir Mireskandari dated November 8, 2011 (3)
10.9		Subscription Agreement dated December 15, 2011 (4)
10.10		Form of Series A Warrant dated December 15, 2011 (4)
10.11		Form of Series B Warrant dated December 15, 2011 (4)
10.12		Registration Rights Agreement dated December 15, 2011 (4)
10.13		Employment Agreement with Braden Richter, dated November 8, 2011. (5)
10.14		Employment Agreement with Steve Beauregard, dated November 8, 2011. (5)
10.15		Employment Agreement with Jerry Wilkerson, dated November 8, 2011. (5)
10.16		Employment Agreement with Joshua Thompson, dated November 8, 2011. (5)
10.17		Employment Agreement with Christian Vega, dated February 27, 2012. *
10.18		Employment Agreement with Tony Winders, dated March 12, 2012. *
10.19		Severance Agreement with Kevin Walker, dated December 20, 2011. (5)
10.20		Luxeyard, Inc. 2012 Stock Option Plan. (5)
10.21		Asset Purchase Agreement, dated February 22, 2012, by and between LY Retail, LLC and eOpulence, LLC. *
14.1		Code of Ethics (2)
21.1		List of Subsidiaries *
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on July 12, 2010.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 18, 2011.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2011.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2011.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luxeyard, inc.

Date: April 16, 2012	By:	/s/Braden Richter
Braden Richter
Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Margot Ritcher
Margot Ritcher
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Braden Richter	President, Chief Executive Officer	April 16, 2012
Braden Richter	(Principal Executive Officer) and Director

/s/ Margot Ritcher	Chief Financial Officer and Secretary	April 16, 2012
Margot Ritcher	(Principal Financial Officer)

/s/Amir Mireskandari	Chairman	April 16, 2012
Amir Mireskandari

/s/Steve Beauregard	Chief Operating Officer	April 16, 2012
Steve Beauregard

/s/Jerry Wilkerson	Chief Technology and Information Officer	April 16, 2012
Jerry Wilkerson

/s/Joshua Thompson	Chief Marketing Officer	April 16, 2012
Joshua Thompson

/s/Jack M. Guerrero	Investment Relations Officer	April 16, 2012
Jack M. Guerrero

