Form 10-Q
period 2012-03-31
Luxeyard, Inc.
filed 2012-05-15
CIK 1493587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(323) 488-3574
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

Yes ☐    No ☒

As of May 14, 2012, there were 66,849,169 outstanding shares of common stock of the registrant, par value $.0001 per share.

1

LUXEYARD, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Luxeyard, Inc.
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$204,153	$154,400
Restricted cash	-	150,000
Accounts receivable	-	600
Inventory	49,763	5,466
Prepaid expenses and other current assets	31,410	16,376
Total current assets	285,326	326,842

Property and equipment, net of accumulated depreciation of $12,650 and $695
as of March 31, 2012 and December 31, 2011, respectively	177,220	16,869
Deposits	84,085	-

TOTAL ASSETS	$546,631	$343,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$216,155	$63,426
Accrued liabilities	124,364	158,206
Deferred revenue	-	9,701
Total current liabilities	340,519	231,333

Derivative liabilities	7,936,333	158,758
Convertible debentures, net of debt discount of $1,426,682 as of March 31, 2012	543,318	-
Total liabilities	8,820,170	390,091

Commitments and contingencies	-	-

Stockholders' Deficit:
Common stock, $0.0001 par value.100,000,000 authorized shares; 63,290,000 issued and outstanding shares	6,329	6,329
Additional paid in capital	1,281,236	985,738
Accumulated deficit	(9,561,104)	(1,038,447)

Total Stockholders' Deficit	(8,273,539)	(46,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$546,631	$343,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luxeyard, Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

For The Three Months Ended March 31, 2012

REVENUE
Total Revenue	$155,089

COST OF GOODS SOLD
Cost of Sales	211,778

GROSS LOSS	(56,689)

OPERATING EXPENSES
Selling, general and administrative	1,864,563
Impairment loss	192,753
Stock compensation expense	35,201
Depreciation	11,955

Total Operating Expenses	2,104,472
Operating Loss	(2,161,161)

Other Expenses
Derivative loss	6,294,694
Interest expense	66,802

NET LOSS	$(8,522,657)

Basic and Diluted Loss Per Share	$(0.13)

Weighted Average Outstanding Shares	63,290,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luxeyard, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

For Three Months Ended March 31, 2012
Cash flows from operating activities
Net loss	$(8,522,657)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,955
Stock compensations expense	35,201
Impairment loss	192,753
Amortization of debt dsicount	56,199
Derivative loss	6,294,694
Changes in operating assets and liabilities
Accounts receivable	600
Inventory	(44,297)
Prepaid expenses and other current assets	(15,034)
Deposits	(84,085)
Accounts payable	152,729
Accrued liabilities	(33,842)
Deferred revenue	(9,701)
Net cash used in operating activities	(1,965,485)

Cash flows from investing activities
Restricted cash	150,000
Purchase of equipment and leasehold improvements	(104,762)
Net cash provided by investing activities	45,238

Cash flows from financing activities
Proceeds from debt	1,970,000
Net cash provided by financing activities	1,970,000

Net increase in cash and cash equivalents	49,753

Cash and cash equivalents at beginning of period	154,400

Cash and cash equivalents at end of period	$204,153

Supplemental disclosures of cash flow information
Cash paid for interest	$-
Cash paid for income taxes	-

Non cash investing and financing activities
Debt discount on convertible debentures	$1,482,881
Acquisition of fixed assets through issuance of stock option	67,544

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD INC.

MARCH 31, 2012

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Going Concern

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

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2012 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of our 2011 Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. For the three months ended March 31, 2012, the Company has incurred operating losses and negative operating cash flows which raise doubt on its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Luxeyard, Inc. and its wholly-owned subsidiaries, LY Retail Texas and LY Retail. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2012 and December 31, 2011, and expenses for the three months ended March 31, 2012. Actual results could differ from those estimates made by management.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgements, based on currently-available information about likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Basic and diluted earnings per share for the three months ended March 31, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

	March 31, 2012	Level 1	Level 2	Level 3
Warrants	$3,659,458	$-	$-	$3,659,458
Embedded conversion options	4,276,875	-	-	4,276,875
Total	$7,936,333	$-	$-	$7,936,333

	December 31, 2011	Level 1	Level 2	Level 3
Warrants	$158,758	$-	$-	$158,758
Embedded conversion options	-	-	-	-
Total	$158,758	$-	$-	$158,758

The following table provides a summary of the changes in fair value, including net transfers in an/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2011	$158,758
Fair value of embedded conversion derivative liability at issuance charged to debt discount	1,482,881
Unrealized derivative losses included in other expense	6,294,694
Balance at March 31, 2012	$7,936,333

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other expense in the consolidated statement of operations. The derivatives related to the embedded conversion options (see Note 5) were valued using the Black-Scholes pricing model on the issuance date with the following assumptions:

Risk-free interest rate - 0.22% to 0.41%

Stock Price - $0.12 to $0.80

Dividend yield - 0%

Volatility factor - 274% to 420%

Expected life (years) – 1.86 to 2 years

At March 31, 2012, the derivatives related to the warrants and the embedded converstion options were valued using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate - 0.33%

Stock Price - $0.68

Dividend yield - 0%

Volatility factor - 272% to 389%

Expected life (years) – 1.84 to 4.71 years

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

Reclassifications

Certain accounts in the prior year have been reclassified to conform to the current year financial statement presentation.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. Asset Purchase

On February 22, 2012 we acquired certain office equipment and other related assets of eOpulence, LLC for a total purchase price of $260,297 equivalent to the fair value of 300,000 common stock options. These options have an exercise price of $0.30 per share and will expire on November 30, 2021. The fair value was calculated using the Black Scholes pricing model using the following assumptions:

Risk-free interest rate - 2.7%

Stock price - $0.90

Dividend yield - 0%

Volatility factor - 216%

Expected life (years) - 3.0 years

We recognized an impairment loss related to the assets acquired of $192,753 for the three months ended March 31, 2012, because the fair market value of the acquired assets was less than the consideration paid.

4.   Related Party Transactions

The Company's CEO and Director is related to the sublessor of our subleased office and warehouse space in Los Angeles, California.  Payments on the sub-lease were $28,690 for the three months ended March 31, 2012.

Steve Beauregard, our COO is the founder and a majority stockholder in Regard Solutions, Inc., (“Regard”). We have an agreement with Regard for Technical Services and Project Management. The Company incurred expenses of $163,275 from Regard for the three months ended March 31, 2012.

5. Convertible Debentures

During the three months ended March 31, 2011, the Company issued and sold 10% Convertible Debentures amounting to $1,970,00. These debentures are convertible to the Company’s common stock at $0.30 per share and mature on January 31, 2014.  The related debenture agreement also provides for a mandatory conversion anytime prior to the maturity date if all of the following criteria are met: a) the common shares underlying the debentures are registered in a registration statement under the Securities Act or are available for resale pursuant to Rule 144; b) the Company’s share prices for a period of 10 consecutive days remain at or above $1 and c) the daily volume of the Company’s stock during such consecutive 10 day period is at least 50,000.

The Company evaluated the terms of the debentures under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and the determined that the embedded conversion option of the debentures require derivative accounting treatment due to reset provisions in the conversion price. The fair value of the embedded conversion option amounted to $2,840,420 of which $1,482,881was recognized as a debt discount to debentures and the difference of $1,357,539 being recognized as a “day 1” derivative loss. The debt discount is accreted to interest expense over the term of the debentures. Amortization expense for the three months ended March 31, 2012 amounted to $56,199.

6. Options and Warrants

Stock options

During the three months ended March 31, 2012, the Company granted 2,015,815 options to employees and consultants with exercise prices ranging from $0.30 to $0.80 per share and a term of 10 years. Of the total options granted, 74,815 options vested immediately and the balance of 1,941,000 vest over a period of 36 months. No options are exercisable until the expiration of the Lock-Up agreement on November 15, 2012.

The options were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Risk-free interest rate - 0.71% to 2.23%

Stock price - $0.03 to $0.80

Dividend yield - 0%

Volatility factor - 389% to 412%

Expected life (years) - 5.84 to 10 years

During the three months ended March 31, 2012, stock compensation expense recognized under amounted to $35,201 and the unamortized stock compensation expense as of March 31, 2012 was $682,485.

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Intrinsic value
Outstanding at December 31, 2011	8,876,546	$0.21	9.77	$-
Granted	2,315,815	0.40	9.82
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2012	11,192,361	$0.25	9.58	4,867,161

Exercisable at March 31, 2012	3,980,389	$0.22	9.55	1,845,483

Warrants

The following is a summary of warrant transactions for three months ended March 31, 2012:

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Intrinsic value
Outstanding at December 31, 2011	5,400,000	$0.45	4.86	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2012	5,400,000	$0.45	4.65	1,242,000

Exercisable at March 31, 2012	5,400,000	$0.45	4.65	1,242,000

7. Commitments and Contingencies

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

8. Subsequent Events

In April 2012 the Company raised an additional $1,020,000 in aggregate 10% Convertible Debentures with the same terms as those disclosed in Note 5. In connection with the issuance of the debentures, the Company paid commissions to brokers consisting of $63,500 in cash and 71,666 common shares.

In April 2012, the Company issued 34,090 shares with a fair value of $30,000 to a consultant. The Company also granted 50,000 shares to a marketing consultant which will vest based on achievement of certain marketing targets.

Effective May 2, 2012, the Company increased its total number of authorized shares to five hundred fifty million (550,000,000) shares of which five hundred million (500,000,000) shares shall be common stock, par value $0.0001, and fifty million (50,000,000) shares shall be blank check preferred stock, par value $0.0001.

On April 12, 2012, the Company granted restricted common shares in consideration for services as follows:

•	1,765,000 restricted common shares to various consultants
•	187,000 restricted common shares to a director
•	300,000 restricted common shares to the Chief Executive Officer for consulting services and
•	50,000 restricted common shares to Regard, Inc., a related party for placing an employee.

On April 30, 2012 the Company entered into a consulting agreement with FireRock Capital Inc. for certain business advisory services for a period of one year. The Company agreed to pay 500,000 restricted common shares upon execution of the agreement and 166,000 restricted common shares on a quarterly basis. In addition the Company agreed to pay certain incentive fees up to $1,000,000 in common shares at market price, for certain revenue milestones achieved for the Company,  in relation to each strategic business venture introduced by FireRock Capital, Inc.

On various dates in April and May 2012, a total of 486,399 shares were issued from the conversion of convertible debentures to equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and with conjunction with our annual report. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We function as a member-based online marketplace for luxury consumer products we source from merchants and offer to our members through our website via a “flash sale” or “daily deal” at deep discounts to retail prices.  In January 2012, our launched our website www.Luxeyard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched LuxeStyle apparel line. Initially, we focused on household furnishings and goods such as furniture, lighting and bedding. We recently expanded into apparel and accessories.   As our member base and merchant selection increase, we expect to expand our offerings to include other consumer goods such as travel, gourmet food and beverages, consumer services events and gift cards.

Each week we conduct several “flash sale” events on our website in which we feature merchandise at steep discounts to suggested retail prices.  At the beginning of each event, members receive an email describing the featured products and directing them to our website to participate.  We list events on the member homepage of our website and each event remains on our site for three to five days, depending on demand and quantity offered.

In addition to flash sales, we also feature a “Daily Deal” whereby we offer a single product on our website for a 24 hour period.  Similar to flash sales, our members receive email notifications when deals commence, directing them to the member homepage for more details.  Unlike other deal of the day models, members are not required to purchase a minimum number of products before the deal becomes active.  In some cases, when our Group Buy feature is active, as more members participate in the deal, the purchase price decreases.

Members purchase products directly through our website via credit card and, in most cases, products ship directly from the merchant’s location to the member.

With our Concierge Buying program, we use a model similar to Facebook and Pinterest to determine customer wants. We then source the most popular products and offer those to the members via a sale that features special notifications and discounts for those who contributed to the process.

In April we began a Business to Business program through which we source containers of goods and sell them to retailers. The retailers are offered products prior to the arrival of the container shipments and any unsold items from the container shipment are then offered on our website.

Recent Developments

Financing

We closed a financing on April 24, 2012, by entering into certain Debenture Purchase Agreements (the “Purchase Agreement”) with certain investors (the “Holder” or “Holders”) whereby we issued and sold to the Holders certain 10% Convertible Debentures which are convertible into shares of our common stock (collectively, the “Notes”), $0.001 par value per share (the “Shares”), at a conversion price of $0.30 per share, subject to adjustment. The aggregate original principal amount of all Notes is $2,990,000. Based on the aggregate original principal amount sold by the Company, the maximum Shares we may be required to issue is 9,966,667.

Increase in Authorized Shares

Effective May 2, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the total number of authorized shares to five hundred fifty million (550,000,000) shares of which five hundred million (500,000,000) shares shall be common stock, par value $0.0001, and fifty million (50,000,000) shares shall be blank check preferred stock, par value $0.0001. The Amendment was declared effective as of May 2, 2012.

Plan of Operation

We have successfully launched our web site and our home furnishings and apparel divisions. Additionally, we have experienced significant growth in membership, which was 622,789 on May 11, 2012.We are focused on strengthening our relationships with vendors/suppliers and forming strategic alliances with other web-based merchants who act as distribution partners.  During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•	Continue scaling our marketing campaign to attract a high volume of quality members to our website. Marketing initiatives consist of search engine optimization, social media marketing, referral and affiliate marketing programs, pay-per-click search and display advertising and public relations;
•	Expand upon our member relations and communication activities, with email retention and activation campaigns, additional editorial content and celebrity Trendsetter involvement that will increase our site traffic and build our brand;
•	Continue to improve upon the ability for our website to deliver a high-quality consumer ecommerce experience, the hallmark of which is access to luxury products at affordable prices for our members;
•	Identify and partner with more merchants whose products we want to feature on our website. We believe featuring a variety of merchants makes our marketplace more attractive to members;
•	Expand our product offering to include additional vertical market segments, which may include travel, gourmet food and beverages, consumer services, events and gift cards;
•	Acquire companies whose offerings are complementary to our categories and accretive to our revenue. We believe the flash sale category is ripe for consolidation, and as such we are in a position to pursue a strategic acquisition plan;
•	Establish new domestic and international syndication partnerships with companies whose existing customer base can extend the distribution of our products;
•	Build on the momentum of our Concierge Buying and Group Buy features, which currently differentiate us and we believe hold tremendous value as consumers increasingly leverage their collective buying power to identify, share and pay for products at the intersection of social, mobile and ecommerce technologies; and
•	Expand our business-to-business operation into a key market differentiator and one that will scale on the basis of our ability to source products for thousands of smaller vendors.

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

We raised approximately $450,000 in gross proceeds in the offerings in 2011 and we have raised approximately $2,990,000 in debentures in 2012.

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

If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members, and increase our office space and operations all of which we believe would result in the generation revenue and development of our business. We also plan to expand our web presence by acquiring web-based merchants or by forming strategic alliances with other internet companies both domestic and international.

Results of Operations

For the three months ended March 31, 2012, we had revenues of $155,089 compared to revenue of $2,038 at December 31, 2011. The increase is mainly brought about by the official launch of our web site in January and the launch of our apparel line in February. Our net operating loss for March 31, 2012 was $2,161,161 which was mainly brought about by advertising and marketing expenses of $620,417, increase in the number of our employees from 11 to 40 as of March 31, 2012 and the recognition of an impairment loss of $192,753 on assets acquired from eOpulence, LLC. Our net loss for the three months ended March 31, 2012 was $8,522,657 which includes a $6,294,694 derivative loss from our outstanding warrants and the embedded conversion options in our Convertible Debentures since these qualified for derivative accounting treatment as a result of reset provisions in the exercise/conversion prices of these financial instruments. As of March 31, 2012, we had total current assets of $285,326 and total current liabilities of $340,519 compared to total current asset of $326,842 and total current liabilities of $231,333 at December 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012 we had cash of $204,153 compared to cash of $304,400 (of which $150,000 was restricted) on December 31, 2011.  Our primary uses of cash were for marketing expenses, employee compensation, and working capital. The main sources of cash were from the proceeds from the private offering of its securities and from the issuances of debt in the form of debentures. . The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements,
☐	Our plans to acquire additional web-sites and compatible businesses
☐	Infrastructure Improvements
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions as we commence operations,
☐	Development of new members and market initiation, and
☐	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

 The following summarizes the key components of the Company’s cash flows for the first quarter 2012 and for fiscal 2011:

	Q1 2012	Fiscal 2011
Cash flows used in operating activities	$(1,965,485)	(713,780)
Cash flows used for investing activities	45,238	(17,564)
Cash flows from financing activities	1,970,000	885,744
Net increase in cash and cash equivalents	$49,753	154,400

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2012, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash on hand and demand deposits with original maturities of three months or less as cash and cash equivalents for the purpose of the statement of cash flows. As of March 31, 2012 we had $205,153 in cash compared to $154,400 in cash at December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of March 31, 2012 that our disclosure controls and procedures were not effective. We deemed the controls to be ineffective due to a lack of segregation of duties and in controls over corporate governance. We have begun hiring additional accounting staff and are currently in the process of hiring in-house council to address these control issues.

Changes in Internal Control over Financial Reporting

During the three month period ended March 31, 2012, the Company hired additional accounting staff and was able to implement policy and procedures to provide segregation of duties as of the end of the period. No other change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Articles of Incorporation, dated January 9, 2012 (5)
3.4	Certificate of Amendment to Articles of Incorporation, dated May 2, 2012 (8)
10.17	Employment Agreement with Christian Vega, dated February 27, 2012. (6)
10.18	Employment Agreement with Tony Winders, dated March 12, 2012. (6)
10.20	Luxeyard, Inc. 2012 Stock Option Plan. (5)
10.21	Asset Purchase Agreement, dated February 22, 2012, by and between LY Retail, LLC and eOpulence, LLC. (6)
10.22	Form of Debenture Purchase Agreement (7)
10.23	Form of 10% Convertible Debenture (7)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 18, 2011.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2011.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2011.

(5) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

(6) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012.

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luxeyard, inc.

Date: May 15, 2012	By:	/s/Braden Richter
Braden Richter
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Margot Ritcher
Margot Ritcher
Chief Financial Officer
(Principal Accounting Officer)

