Form 10-Q
period 2012-06-30
Luxeyard, Inc.
filed 2012-08-20
CIK 1493587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

As of August 17, 2012, there were 70,274,634 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

LUXEYARD, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Luxeyard, Inc.

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2012	December 31, 2012

ASSETS

Current Assets:
Cash	$1,065,692	$154,400
Restricted cash	-	150,000
Accounts receivable	174,592	600
Inventory	112,543	5,466
Prepaid expenses and other current assets	186,980	16,376
Total current assets	1,539,807	326,842

Property and equipment, net of accumulated depreciation of $29,904 and $695 as of June 30, 2012 and December 31, 2011, respectively	208,017	16,869
Deferred financing costs net of amortization of $13,382 as of June 30, 2012	132,068	-
Note receivable -related party	308,000	-
Other asset	50,000	-
TOTAL ASSETS	2,237,892	343,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	321,446	63,426
Accrued liabilities	122,060	158,206
Advances from shareholder	50,000	-
Accrued interest	80,434	-
Deferred revenue	-	9,701
Total current liabilities	573,940	231,333

Derivative liabilities	9,986,617	158,758
Convertible debentures, net of debt discount of $1,881,695 and $ 0 on June 30, 2012 and December 31, 2011 respectively	788,305	-
Total liabilities	11,348,862	390,091

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred A stock, $0.0001 par value, 50,000,000 authorized shares and 8,904,287 and 0 shares outstanding as of June 30, 2011 and December 31, 2011, respectively	890	-
Common stock, $0.0001 par value, 500,000,000 (2011 - 100,000,000) authorized shares; 70,274,634 and 63,290,000 issued and outstanding shares as of June 30, 2012 and December 31, 2011, respectively	7,028	6,329
Additional paid in capital	(9,591,483)	985,738
Retained earnings (deficit)	472,595	(1,038,447)

Total Stockholders' Deficit	(9,110,970)	(46,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,237,892	$343,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

		For the Period		For the Period
	For the Three	From April 20	For Six	From April 20
	Months Ended	(Inception) to	Months Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2011	June 30, 2011

REVENUE
Total Revenue	$705,963	$-	$861,052	$-

COST OF GOODS SOLD
Cost of Sales	598,158	-	809,936	-

GROSS PROFIT	107,805	-	51,116	-

OPERATING EXPENSES
Selling, general and administrative	7,381,172	3,790	9,245,735	3,790
Impairment loss	-	-	192,753	-
Stock compensation expense	146,660	-	181,861	-
Regisration rights penalties	77,913	-	77,913	-
Depreciation	17,254	-	29,209	-

Total Operating Expenses	7,622,999	3,790	9,727,471	3,790
Operating Loss	(7,515,194)	(3,790)	(9,676,355)	(3,790)

Other Income (Expenses)
Gain on derivatives	19,793,619	-	13,498,925	-
Other income	9,364	-	9,364	-
Interest expense	(1,147,118)	-	(1,213,920)	-

NET INCOME (LOSS)	11,140,671	(3,790)	2,618,014	(3,790)
Deemed dividend related to incremental beneficial conversion feature on preferred stock	(1,085,797)	-	(1,085,797)	-
Preferred dividends	(21,175)	-	(21,175)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,033,699	$(3,790)	$1,511,042	$(3,790)

Earnings (Loss) Per Share
Basic	$0.15	$(0.00)	$0.02	$(0.00)
Diluted	$0.08	$(0.00)	$0.02	$(0.00)

Weighted Average Outstanding Shares
Basic	67,359,672	30,350,000	65,339,431	30,350,000
Diluted	100,187,850	30,350,000	84,586,609	30,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2012

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional	Retained Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, December 31, 2011	63,290,000	$6,329	-	$-	$985,738	$(1,038,447)	$(46,380)

Shares issued for services	5,408,178	541	-	-	5,248,683	-	5,249,224

Issuance of preferred stock for cash	-	-	8,904,287	890	3,115,610	-	3,116,500

Stock issued for conversion of debentures	826,790	83	-	-	247,834	-	247,917

Stock issued due to exercise of warrants	378,000	38	-	-	(38)	-	-

Stock issued for deferred financing costs	71,666	7	-	-	81,943	-	81,950

Stock issuance costs	300,000	30	-	-	(400,305)	-	(400,275)

Stock option expense	-	-	-	-	181,861	-	181,861

Stock options issued for acquisition of assets	-	-	-	-	260,297	-	260,297

Derivative liability related to warrants	-	-	-	-	(21,982,187)	-	(21,982,187)

Resolution of derivative liabilities	-	-	-	-	1,583,284	-	1,583,284

Deemed dividend on preferred stock	-	-	-	-	1,085,797	(1,085,797)	-

Preferred stock dividends	-	-	-	-	-	(21,175)	(21,175)

Net income	-	-	-	-	-	2,618,014	2,618,014

Balance, June 30, 2012	70,274,634	$7,028	8,904,287	$890	$(9,591,483)	$472,595	(9,110,970)

The accompanyning notes are an integral part of thse unaudited consolidated financial statements.

Luxeyard, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

		For the Period
	For the Six	From April 20
	Months Ended	(Inception) to
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income (loss)	$2,618,014	$(3,790)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	29,209	-
Amortization of deferred financing costs	13,382	-
Impairment loss	192,753	-
Amortization of debt dsicount	1,046,186	-
Derivative gain	(13,498,925)	-
Stock-based compensation	5,431,085	-
Changes in operating assets and liabilities		-
Accounts receivable	(173,992)	-
Inventory	(107,077)	-
Prepaid expenses and other assets	(170,604)	-
Accounts payable	236,845	-
Accrued liabilities	47,205	5,543
Deferred revenue	(9,701)	-
Net cash used in operating activities	(4,345,620)	1,753

Cash flows from investing activities
Restricted cash	150,000	-
Notes receivable - related party	(308,000)	-
Other asset	(50,000)	-
Purchase of property and equipment	(152,813)	-
Net cash used in investing activities	(360,813)	-

Cash flows from financing activities
Proceeds from sale of common stock/contributions	-	-
Proceeds from issuance of preferred stock	2,716,225	-
Proceeds from convertible debentures and bridge notes	3,415,000	-
Advances from shareholder	50,000	-
Deferred financing costs	(63,500)	-
Repayment of bridge notes	(500,000)	-
Net cash provided by financing activities	5,617,725	-

Net increase in cash and cash equivalents	911,292	1,753

Cash and cash equivalents at beginning of period	154,400	-

Cash and cash equivalents at end of period	$1,065,692	1,753

Supplemental disclosures of cash flow information
Cash paid for interest	71,001	-
Cash paid for income taxes	-	-

Non cash investing and financing activities
Conversion of debentures and accrued interest into common stock	247,917	-
Shares issued for stock issuance costs	81,950	-
Warrant derivatives	21,982,187	-
Resolution of derivative liabilities	1,583,284	-
Debt discount on convertible debentures and bridge notes	2,927,881	-
Deemed dividend on preferred stock	1,085,797	-
Preferred dividends	21,175	-
Acquisition of eOpulence assets	67,544	-
Unpaid subscriptions	-	20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD INC.

JUNE 30, 2012

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Going Concern

Basis of Presentation

Luxeyard Inc., (the “Company”, “we” or “our”), a Delaware Corporation, is an internet company selling luxury goods on a flash web site. Luxeyard, Inc. is the parent company of the wholly owned subsidiaries, LY Retail, LLC (“LY Retail Texas”), incorporated under the laws of the State of Texas on April 20, 2011 and LY Retail, LLC incorporated in the State of California on November 8, 2011.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 2012, the Company has incurred operating losses and negative operating cash flows which raise doubt on its ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. We have recently made web-site improvements to facilitate easier purchasing and make our site more accessible. We have entered into operating agreements with Jaxon, LeatherGroups and Bari, so that we can obtain economies of scale in our sales, marketing and administrative costs. We have reduced our salary expense from reduction of our work force.

The Company plans to continue its acquisitions at a rate that is compatible with its cash flow and funding opportunities. The Company’s sources of funds in the past have included the debt or equity markets and, while the Company has experienced revenue growth from its flash web-site and its management services agreements with Jaxon, LeatherGroups and Bari, it has not yet established a positive cash flow on a company-wide basis. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern. The Company’s financial statements as of June 30, 2012 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Luxeyard, Inc. and its wholly-owned subsidiaries, LY Retail Texas and LY Retail, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2012 and December 31, 2011, and expenses for the six and three months ended June 30, 2012 and the period from inception to June 30, 2011. Actual results could differ from those estimates made by management.

Revenue Recognition

We recognize revenue from product sales when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

We provide all customer care and support for the merchandise sold on our website and we are not acting as agents for the vendors. Our members have a relationship only with us and we are responsible for fulfillment and customer satisfaction. We have traditional merchant-vendor relationships with our vendors and are not acting as their agent.

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

We record and report revenue on the gross amount billed to customers when the following indicators are met:

• we are the primary obligor in the transaction

• we are subject to inventory risk and credit risk for amount billed to the customer

• we have latitude in establishing prices and selecting suppliers

Sales, where we have a revenue sharing arrangement with a vendor, are recorded net of the vendors’ share.

Refunds

At the end of the accounting period, we record an allowance for estimated customer refunds. We accrue costs associated with refunds in accrued expenses on the consolidated balance sheets. The cost of refunds where the amount payable to the merchant is recoverable is recorded in the consolidated statements of operations as a reduction to revenue.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out (“FIFO”) method, and are valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information about likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per common share is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The dilutive effect of our Series A convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2012:

Six months ended June 30, 2012	Net income attributable to common shareholders (Numerator)	Shares (Denominator)	Per share Amount
Basic EPS	$1,511,042	65,339,431	$0.02
Effect of dilutive securities
Stock options and warrants	-	19,247,178
Diluted EPS	$1,511,042	84,586,609	$0.02

Common stock equivalents related to the convertible debentures and the Series A convertible preferred stock of 17,804,286 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Three months ended June 30, 2012	Net income attributable to common shareholders (Numerator)	Shares (Denominator)	Per share Amount
Basic EPS	$10,033,699	67,359,672	$0.15
Effect of dilutive securities
Stock options and warrants	-	23,928,178
Convertible debentures	(2,464,657)	8,900,000
Diluted EPS	$7,569,042	100,187,850	$0.08

Common stock equivalents related to the Series A convertible preferred stock of 8,904,286 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Level 1-Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2-Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3-Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2012 and December 31, 2011:

	June 30, 2012	Level 1	Level 2	Level 3
Warrants	$7,036,939	-	-	7,036,939
Embedded conversion options	2,949,678	-	-	2,949,678
Total	$9,986,617	-	-	9,986,617

	December 31, 2011	Level 1	Level 2	Level 3
Warrants	$158,758	$-	$-	$158,758
Embedded conversion options	-	-	-	-
Total	$158,758	$-	$-	$158,758

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2011	$158,758
Fair value of embedded conversion derivative liability at issuance charged to debt discount	2,927,881
Fair value of derivative liability related to warrants issued	21,982,187
Settlement of derivative liabilities	(1,583,284)
Derivative gains in other expense	(13,498,925)
Balance at June 30, 2012	$9,986,617

The fair value of the derivative liabilities are calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are recorded in other expense in the consolidated statement of operations. The derivatives related to the embedded conversion options and warrants were valued using the Black-Scholes pricing model on the issuance date with the following assumptions:

Risk-free interest rate	-	0.10% to 0.77%
Stock price	-	$0.69 to $1.32
Dividend yield	-	0%
Volatility factor	-	151% to 440%
Expected life (years)	-	1.76 to 5.0 years

At June 30, 2012, the derivatives related to the embedded conversion options and warrants were valued using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	-	0.09% to 0.72%
Stock price	-	$0.35
Dividend yield	-	0%
Volatility factor	-	204% to 417%
Expected life (years)	-	1.59 to 4.9 years

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

We recognized an impairment loss related to the assets acquired of $192,753 for the six months ended June 30, 2012, because the fair market value of the acquired assets was less than the consideration paid.

4.   Related Party Transactions

Braden Richter, the Company’s CEO and Director is related to the sublessor of our subleased office space in Los Angeles, California.  Payments on the sub-lease were $38,254 from March 1 (inception) to June 30, 2012. The Company paid a deposit on this lease of $29,797. In April 2012, the Company issued 300,000 shares of common stock with a fair value of $240,000 to the CEO as consulting fees.

Steve Beauregard, our COO, is the founder and a majority stockholder in Regard Solutions, Inc., (“Regard”). We have an agreement with Regard for Technical Services and Project Management. The Company incurred expenses of $511,818, from Regard for the six months ended June 30, 2012. In April 2012, the Company issued 50,000 restricted shares of common stock with a fair value of $40,000 to Regard as finder’s fee.

On May 1, 2012, the Company entered into a management agreement with Jaxon International, LLC (Jaxon), a company owned by the wife of our CEO. Pursuant to the agreement, the Company manages Jaxon’s retail store business and pays Jaxon a monthly overhead allocation of $45,000 to cover its fixed operating expenses. In exchange, the Company receives and recognizes all revenues generated from the retail stores as well as the related cost of goods sold since it bears the risks and rewards related to these sales. During the six months ended June 30, 2012, the Company recorded $223,757 of sales and $137,473 of cost of goods sold in connection with this agreement.

On May 31, 2012 the Company loaned $308,000 to Jaxon This note bears interest at the rate of 8% per annum and is payable on demand. The purpose of the loan was to buy out the equity interest of the other member in anticipation of the Company’s acquisition of Jaxon.

On May 1, 2012, the Company entered into a management agreement with Home Loft, Inc. to manage its LeatherGroups (LG) web site. Home Loft is owned by the Company’s Chief Technology Officer. Pursuant to the agreement, the Company paid a $50,000 deposit to Home Loft which is reported as other asset in the consolidated balance sheet. In exchange, the Company receives and recognizes all revenues for all products sold in the website as well as the related cost of goods sold since it bears the risk and rewards related to these sales. During the six months ended June 30, 2012, the Company recorded $75,394 of sales and $24,369 of cost of goods sold in connection with this agreement.

In May and June 2012, the Company received three advances from a shareholder totaling $50,000 which remained outstanding as of June 30, 2012. These advance bear no interest and are due on demand.

5. Debt

Convertible debentures

During the six months ended June 30, 2012, the Company issued and sold 10% Convertible Debentures amounting to $2,915,000. These debentures are convertible to 9,716,667 shares of the Company’s common stock at $0.30 per share and mature on January 31, 2014.  The related debenture agreement also provides for a mandatory conversion any time prior to the maturity date if all of the following criteria are met: a) the common shares underlying the debentures are registered in a registration statement under the Securities Act or are available for resale pursuant to Rule 144; b) the Company’s share prices for a period of 10 consecutive days remain at or above $1 and c) the daily volume of the Company’s stock during such consecutive 10 day period is at least 50,000. At the same time, the conversion price is adjusted downward if, at any period that the debentures are outstanding, the Company issues any additional stock or securities convertible into shares of common stock at a price less than the applicable conversion price.

In connection with the sale of the convertible debentures, the Company incurred costs from third parties amounting to $145,450. These costs were recognized as deferred financing costs and amortized over the term of the debentures. Amortization for the six months ended June 30, 2012 amounted to $13,382.

The Company evaluated the terms of the debentures under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that the embedded conversion option of the debentures require derivative accounting treatment due to reset provisions in the conversion price. The fair value of the embedded conversion option amounted to $5,967,574 of which $2,427,881 was recognized as a debt discount to the debentures and the difference of $3,539,693 as a “day 1” derivative loss. The debt discount is accreted to interest expense over the term of the debentures. Amortization expense for the six months ended June 30, 2012 amounted to $546,186.

During the six months ended June 30, 2012, debentures plus accrued interest of $247,917 were converted into 826,790 shares of common stock. Upon conversion of the debentures, the Company recognized the unamortized the discount to interest expense, the derivative liability related to the embedded conversion option was marked to market at the date of conversion and the fair value of $1,050,935 was reclassified to additional paid in capital.

Bridge notes

During the six months ended June 30, 2012, the Company issued bridge notes to two lenders totaling to $500,000. In connection with these notes, the Company paid fixed interest and loan origination fees totaling to $71,000 and issued 630,000 warrants with an exercise price of $0.50 years and a term of 5 years. The warrant agreements provide that for a period of 1 year from issuance, the exercise price of the warrants shall be adjusted downward if the Company issues any additional common stock or securities convertible into shares of common stock at a price less than the applicable exercise price. These notes were fully paid as of June 30, 2012.

The Company evaluated the terms of the warrants under FASB ASC 815-15 and determined that the warrants require derivative accounting treatment due to reset provisions in the exercise price. The fair value of the warrants amounted to $816,599 of which $500,000 was recognized as a debt discount to the bridge notes and the difference of $316,599 as a “day 1” derivative loss. Upon full payment of the notes, the debt discount was fully amortized to interest expense.

In June 2012, the warrants were exercised and the Company issued 378,000 shares of common stock to the lenders. The related derivative liability was marked to market at the date of exercise and the fair value of $532,349 was reclassified to additional paid in capital.

6. Equity

Common stock

The Company enters into several consulting agreements with vendors who accept stock payments in lieu of cash or who are awarded restricted common shares of the Company’s stock based on certain performance milestones. During the six months ended June 30, 2012, the Company issued 5,058,178 shares of common stock with a fair market value of $4,969,224 for services.

During the six months ended June 30, 2012, the Company issued 826,790 shares of common stock due to conversion of the convertible debentures (see Note 5).

During the six months ended June 30, 2012, the Company issued 378,000 shares of common stock from the cashless exercise of warrants.

During the six months ended June 30, 2012, the Company issued 371,666 shares of common stock, with a fair value of 345,950, to placement agents and these accounted for as stock issuance costs.

Series A Convertible Preferred Stock

On May 24, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with several investors whereby the Company sold units consisting of (i) 8,904,287 shares of its 8% Series A Convertible Preferred Stock, (ii) 8,904,287 Series C warrants, (iii) 4,452,143 Series D warrants and (iv) 4,452,144 Series E warrants. The price per unit was $0.35 for an aggregate purchase price of $3,116,500.

In connection with the Purchase Agreement, the Company is subject to certain limitations, namely: a) the Company is allowed to do subsequent placements up to $5 million with the consent of the preferred stockholders; b) the Company cannot file a registration statement covering the securities sold in such placements until 150 days after the registration statement is declared effective; c) the Company has to offer investors, who purchased at least $200,000 in the offering, 50% of the securities being offered in the subsequent placement; d) the Company cannot offer securities that are convertible into common stock at a price which varies or may vary with the market price of the common stock (unless the conversion price cannot be less than $0.35 without the consent of the preferred stockholders.

The Series A Convertible Preferred Stock pays cumulative dividends at 8% per annum, payable in cash or shares of common stock every quarter, as long as, among other things, the preferred stock is registered. The preferred stock is convertible into common stock at any time at the option of the holder at a conversion price equal to the lower of $0.35 or the market price but the market price shall never be less than $0.10. The market price is determined as 90% of weighted average prices of the common stock for 5 trading days preceding the conversion.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with the investors pursuant to which the Company was required to file a registration statement within 15 days and to have the registration statement declared effective within 105 days of the closing of the offering. Failure to meet the deadline will require the Company to make pro rata payments to each investor, as liquidated damages, an amount equal to 1% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof ; provided, however, such damages shall cease to accrue on the 180th day following the closing date of the offering. As of June 30, 2012, the Company determined that it is probable that it will incur such damages and have accrued $77,913 as of June 30, 2012 in connection with this registration rights agreement.

The Company evaluated the embedded conversion option under FASB ASC 815-15 and the determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated. The Company evaluated the preferred stock for a beneficial conversion feature. The Company determined that a beneficial conversion feature of $1,085,797 existed which was recognized as a deemed dividend on the preferred stock with a corresponding credit to additional paid in capital.

 Warrants

As disclosed above, the Company issued Series C, D and E warrants in connection with the sale of its Series A Convertible Preferred Stock. The Series C warrants have a five-year term and an exercise price of $0.50 per share, subject to adjustment while the Series D and E warrants have a 90-day term (from the effectiveness of the Form S-1 filed on June 18, 2012) and five-year term, respectively, with an exercise price of $0.35 per share, subject to adjustment. The exercise prices are adjusted downward if, at any period that Series C, D and E warrants are outstanding, the Company issues any shares of common stock at a price less than the applicable exercise price.

The Company evaluated the terms of the warrants under FASB ASC 815-15 and the determined that the warrants require derivative accounting treatment due to reset provisions in the exercise price. The fair value of the warrants amounted to $21,982,187 and was debited against additional paid in capital at issuance and marked to market at every reporting period (see Note 2).

The following is a summary of warrant transactions for six months ended June 30, 2012

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Intrinsic value
Outstanding at December 31, 2011	5,400,000	$0.30	4.86	$-
Granted	28,233,290	0.45
Exercised	(630,000)	0.50
Forfeited/cancelled	-	-
Outstanding at June 30 , 2012	33,003,290	$0.42	3.54	270,000

Exercisable at June 30 , 2012	33,003,290	$0.42	3.54	270,000

Stock options

During the six months ended June 30, 2012, the Company granted 2,573,575 options to employees, consultants, and board members with exercise prices ranging from $0.30 to $1.85 per share and a term of 5-10 years. Of the total options granted in 2012, 85,186 vested immediately and 2,488,389 options vests over a period of 36 months. No options are exercisable until the expiration of the Lock-Up agreement on November 15, 2012.

The options have a weighted average fair value of $0.93 and were valued using the Black-Scholes-pricing model. Significant assumptions used in the valuation include the following:

Risk-free interest rate	-	0.69% to 2.23%
Stock price	-	$0.03 to $1.85
Dividend yield	-	0%
Volatility factor	-	389% to 436%
Expected life (years)	-	5.84 to 10.0 years

			Weighted-average
			remaining
		Weighted-average	contractual life
	Number of options	exercise price	(years)	Intrinsic value
Outstanding at December 31, 2011	8,876,546	$0.21	9.77	$-
Granted	2,873,575	$0.59
Exercised	(50,000)	$0.30
Forfeited	(448,889)	$0.42
Outstanding at June 30, 2012	11,251,232	$0.30	9.10	$1,328,630

Vested at June 30, 2012	5,031,213	$0.22	9.26	$676,443

During the six months ended June 30, 2012, stock compensation expense recognized amounted to $181,861 and the unamortized stock compensation expense as of June 30, 2012 was $1,293,497

In July, 2012 the Company amended its stock compensation plan to provide for a six month holding period for ISO options.

On August 8, 2012 the board approved a one time offer to employees whose options had been granted with an exercise price above $0.35. The offer allowed them to elect to cancel their higher priced options and to concurrently be granted an option to purchase shares of same quantity of common stock at $0.35. The employees retain their original vesting schedule. 18 employees with option grant prices ranging from $0.51 to $1.55 accepted the offer and options to purchase 992,000 shares of common stock were cancelled and options to purchase 992,000 of restricted common shares were granted.

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

8. Subsequent Events

On August 6, 2012 the Company entered into a management services agreement with Ferris Holding Company, Inc., (“Ferris”) to manage its retail business that sells furniture through its website (www.barileather.com) (“online business”). Pursuant to the agreement, the Company will pay Ferris a monthly fee of $45,000 and in exchange, the Company will receive all revenues generated from the onlne business but will also be responsible for the payment of the related costs of any goods sold.

Subsequent to June 30, 2012, debentures plus accrued interest of $72,834 were converted into 173,517 shares of restricted common stock.

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

Overview

We function as a member-based online marketplace for luxury consumer products. We source from merchants and offer to our members through our website via a “flash sale” or “daily deal” at deep discounts to retail prices.  In January 2012, we launched our website www.Luxeyard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched LuxeStyle apparel line. Initially, we focused on household furnishings and goods such as furniture, lighting and bedding. We recently expanded into apparel and accessories.   As our member base and merchant selection increase, we expect to expand our offerings to include other consumer goods such as travel, gourmet food and beverages, consumer services events and gift cards. On May 1, 2012, we entered into operating agreements with Jaxon International, LLC (Jaxon) and Home Loft, Inc. to operate its Leather Groups (LG) website. Jaxon is a traditional “bricks and mortar” retail location and LG is a retail web site. On August 6, 2012, we entered into a Management Services Agreement with Ferris Holding Company, Inc., a Delaware corporation, DBA “Bari Leather Furniture” (Bari) to operate its Bari Leather Furniture website.

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

With our Concierge Buying program, we use a model similar to Facebook and Pinterest to determine what customers want. We then source the most popular products and offer those to the members via a sale that features special notifications and discounts for those who contributed to the process.

In April, we began a Business to Business program through which we source containers of goods and sell them to retailers via our business to business website. The retailers are offered products prior to the arrival of the container shipments and any unsold items from the container shipment are then offered on our website. The Business to Business program is operating under the TradeYard dba and offers flash sales to businesses and daily deals to businesses.

We manage and operate the retail store, Jaxon which provides us a retail outlet. We also manage the LeatherGroups and Bari Leather Furniture web-sites.

Additionally, we syndicate sales events and product sales with other flash sale and daily deal websites wherein we provide goods to be sold on their websites.

Recent Developments

Financing

We raised approximately $1,080,000 in gross proceeds in 2011 from two separate offerings. In addition, Bridge Notes in the principal amount of approximately $217,500 were exchanged for units in the offering and $62,500 in Bridge Notes was paid out of the proceeds of the offering

In 2012 we have raised approximately $2,915,000 in debentures and raised $3,116,500 from securities units offering (the “offering”). This amount includes Bridge Notes in the amounts of $225,000 exchanged for units in the offering. Gross proceeds from the offering was $2,891,500.  Accordingly, we had $5,806,500 in actual gross proceeds from the debentures and offering after deducting the principal amount of Bridge Notes exchanged at the closing of the offering, but before deducting any expenses incurred by the Company in connection with the offering.

Debentures

During the period from January to April 2012, we entered into certain Debenture Purchase Agreements (the “Purchase Agreement”) with certain investors (the “Holder” or “Holders”) whereby we issued and sold to the Holders certain 10% Convertible Debentures which are convertible into shares of our common stock (collectively, the “Notes”), $0.0001 par value per share (the “Shares”), at a conversion price of $0.30 per share, subject to adjustment. The aggregate original principal amount of all Notes is $$2,915,000. Based on the aggregate original principal amount sold by the Company, the minimum Shares we may be required to issue is 9,716,667

Securities

On May 24, 2012, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with several investors whereby the Company sold units consisting of (i) 8,904,287 shares of its 8% Convertible Preferred Stock common stock (the “Shares”), (ii) Series C warrants to purchase 8,904,287 shares of its common stock which have a five-year term and an initial per share exercise price of $0.50, subject to adjustment (the “Series C Warrants”), (iii) Series D warrants to purchase 4,452,143 shares of common stock which have a 90 day term from the effectiveness of the Form S-1 filed with the SEC on June 18, 2012 and an initial per share exercise price of $0.35, subject to adjustment (the “Series D Warrants”), and (iv) 4,452,144 Series E warrants which have a five-year term and an initial per share exercise price of $0.50, subject to adjustment and exercise of the Series D Warrants (the “Series E Warrants”). The price per unit was $0.35 for an aggregate purchase price of $3,116,500.

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

Operating Agreements

On May 1, 2012, the Company entered into an operating agreement with Jaxon International, LLC, a California Limited Liability Company (Jaxon). Jaxon is owned by the wife of the Company’s CEO and Director.

On May 1, 2012, the Company entered into an operating agreement with Home Loft, Inc. to operate its LeatherGroups (LG) web site. Home Loft is owned by the Company’s Chief Technology Officer.

On August 6, 2012 the Company entered a Management Services Agreement with Ferris Holding Company, Inc., a Delaware corporation, DBA “Bari Leather Furniture” (Bari) to operate its Bari Leather Furniture website.

 Plan of Operation

We have successfully launched our web site and our home furnishings and apparel divisions. Additionally, we have experienced significant growth in membership, which were 728,311 on August 15, 2012. We are focused on strengthening our relationships with vendors/suppliers and forming strategic alliances with other web-based merchants who act as distribution partners.  During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

☐	Continue scaling our marketing campaign to attract a high volume of quality members to our website. Marketing initiatives consist of search engine optimization, social media marketing, referral and affiliate marketing programs, pay-per-click search and display advertising and public relations;
☐	Expand upon our member relations and communication activities, with email retention and activation campaigns, additional editorial content and celebrity Trendsetter involvement that will increase our site traffic and build our brand;
☐	Continue to improve upon the ability for our website to deliver a high-quality consumer ecommerce experience, the hallmark of which is access to luxury products at affordable prices for our members;
☐	Identify and partner with more merchants whose products we want to feature on our website. We believe featuring a variety of merchants makes our marketplace more attractive to members;
☐	Expand our product offering to include additional vertical market segments, which may include travel, gourmet food and beverages, consumer services, events and gift cards;
☐	Acquire companies whose offerings are complementary to our categories and accretive to our revenue. We believe the flash sale category is ripe for consolidation, and as such we are in a position to pursue a strategic acquisition plan;
☐	Establish new domestic and international syndication partnerships with companies whose existing customer base can extend the distribution of our products;
☐	Build on the momentum of our Concierge Buying and Group Buy features, which currently differentiate us and we believe hold tremendous value as consumers increasingly leverage their collective buying power to identify, share and pay for products at the intersection of social, mobile and ecommerce technologies; and
☐	Expand our business-to-business operation into a key market differentiator and one that will scale on the basis of our ability to source products for thousands of smaller vendors.
☐	Expand our buying power with the addition of like kind web-site alliances through operating agreements and/or acquisitions.

Over the next twelve months, we anticipate expenses of up to $12.4 million, including general, administrative and corporate expenses and we expect revenue of up to $29.3 million and cost of goods sold of $20.8 million. We anticipate that we will need an additional $4 million in financing in the next twelve months to facilitate our growth. We have implemented cost savings measures to reduce our overhead, including reduction in staff and reduction in facilities. We intend to pursue our strategy of acquiring the targeted companies that will increase our revenue and at the same time reduce our cost of obtaining merchandise because we will be able to obtain greater discounts with larger orders. We will also be able to leverage our infrastructure and obtain economies of scale and replicate our technology across the various verticals. Based on the historical results for Jaxon, LG and Bari, combined with the expected growth for our web sales, we expect to be able to execute our business plan.

Results of Operations

For the six months ended June 30, 2012, we had revenues of $861,052 compared to revenue of $0 for the period from inception to June30, 2011. For the three month period ended June, 30, 2012 our revenue was $705,963 representing a 355% quarter to quarter growth. The increase is mainly brought about by the official launch of our web site in January and the launch of our apparel line in February and our operating agreements with Jaxon and LeatherGroups entered into May 1, 2012 and our increased sales from our website in the second quarter. Our net profit for the six months ended June 30, 2012 was $1,511,042 and for the three month period ended June 30, 2012 was $10,033,699 compared to a $3,790 loss for the period from inception to June 30, 2011. The income was primarily from a gain on our complex derivatives of $13,498,925 for the six month period ended June 30, 2012 and a gain of $19,793,619 for the three month period ended June 30, 2012. These gains were triggered by a drop in the market value of our common shares. Operating loss for the six month period ended June 30, 2012 was $9,676,355 and for the three month period ended June30, 2012 was $7,515,194. A contributing factor to this loss was the fair market value of the 5,408,178 restricted shares issued for services provided by our CEO and various vendors in the amount of $5,249,224 for the six and three months ended June 30, 2012. Our other significant expenses were payroll of $1.2 Million for the six month and $742,029 for the three month period ended June 30, 2012 and marketing of $576,000 for the six month and $217,819 for three month periods ended June 30, 2012. As of June 30, 2012, we had total current assets of $1,539,807 and total current liabilities of $573,940 compared to total current assets of $326,842 and total current liabilities of $343,711 at December 31, 2011.

The Company recognizes revenue and cost of goods sold for operating the Jaxon retail store. The Company pays a monthly overhead allocation of $45,000 to cover Jason’s fixed operating expenses. During the six months ended June 30, 2012, the Company recorded $223,757 of sales and $137,473 of cost of goods sold for the Jaxon store. An overhead allocation of $90,000 was paid to Jaxon during the period.

The Company paid a $50,000 non-refundable deposit to Home Loft. For operating the web-site, the Company receives all of the revenue for products that it sells and recognizes the cost of goods sold. During the six months ended June 30, 2012, the Company recorded $75,394 of sales and $24,369 of cost of goods sold for the LG.

Liquidity and Capital Resources

As of June 30, 2012 we had cash of $1,065,692 compared to cash of $154,400, on December 31, 2011.  Our primary uses of cash were for marketing expenses, employee compensation, and working capital. The main sources of cash were from the proceeds from the private offering of its securities and from the issuances of debt in the form of debentures. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements,
☐	Our plans to acquire additional web-sites and compatible businesses
☐	Infrastructure Improvements
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions as we commence operations,
☐	Development of new members and market initiation, and
☐	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the first 6 months 2012 and for fiscal 2011:

	Six Months Ended June 30, 2012	For the Period from April 20 (Inception) to June 30, 2011
Cash flows used in operating activities	$(4,345,620)	$1,753
Cash flows used in investing activities	(360,813)
Cash flows from financing activities	5,617,725

Net increase in cash and cash equivalents	$911,292	$1,753

We plan to fund our activities during the fiscal 2012 and beyond through the sale of debt or equity securities or bank financing. We are subject to certain restrictions under the terms of the private placements that closed in 2011 and 2012 which could affect our ability to obtain additional financing. We cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2012, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Our business is capital intensive. Our ability to grow is dependent upon favorably obtaining outside capital and generating cash flows from operating activities necessary to fund our investment activities. There is no assurance that we will be able to achieve profitability. Since our future operations will continue to be dependent on successful execution of our business plan and our acquisition activities and our ability to seek and secure capital from external sources, should we be unable to achieve sustainable profitability this could cause any equity investment in the Company to decline in value.

Major sources of funds in the past for us have included the debt or equity markets. While we have achieved a significant increase in our Gross Margin from the flash web site and from our Management Services Agreements, we do not have positive cash flow. We will have to rely on these capital markets to fund future operations and growth. Our business model is focused on acquiring Jaxon, LeatherGroups and Bari and other verticals as well as retail sales from our web-site and wholesale sales generated by TradeYard. Our ability to generate future revenues and operating cash flow will depend on successful retail and wholesale sales and the ability to execute our business plan, which will require us to continue to raise equity or debt capital from outside sources.

The Company has ongoing capital commitments to acquire Jaxon, LeatherGroups and Bari subject to their underlying terms. Failure to meet such ongoing commitments may result in the loss of the ability to make these acquisitions. These ongoing commitments may also cause us to seek additional capital from sources outside of the Company. The current uncertainty in the credit and capital markets, and the economic downturn, may restrict our ability to obtain needed capital.

In the current fiscal year, we continue to seek additional financing for our planned development and growth activities. We plan to obtain financing through various methods, including issuing debt securities, equity securities, bank debt, or combinations of these instruments which could result in dilution to existing security holders and increased debt and leverage. No assurance can be given that we will be able to obtain funding under any loan commitments or any additional financing on favorable terms, if at all.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash on hand and demand deposits with original maturities of six months or less as cash and cash equivalents for the purpose of the statement of cash flows. As of June 30, 2012 we had $1,065,692 in cash compared to $154,400 in cash at December 31, 2011.

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

Revenue Recognition

Most of our vendor relationships follow a traditional retail model and only do revenue sharing in a small segment of apparel sales, We recognize revenue from product sales when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

We provide all customer care and support for the merchandise sold on our website and we are not acting as agents for the vendors. Our members have a relationship only with us and we are responsible for fulfillment and customer satisfaction. We have traditional merchant-vendor relationships with our vendors and are not acting as their agent.

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

We record and report revenue on the gross amount billed to customers when the following indicators are met:

☐ we are the primary obligor in the transaction

☐ we are subject to inventory risk and credit risk for amount billed to the customer

☐ we have latitude in establishing prices and selecting suppliers

Sales, where we have a revenue sharing arrangement with a vendor, are recorded net of the vendors’ share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of June 30, 2012 that our disclosure controls and procedures were not effective. We deemed the controls to be ineffective due to a lack of segregation of duties and in controls over corporate governance. We have begun hiring additional accounting staff and are currently in the process of hiring in-house council to address these control issues.

Changes in Internal Control over Financial Reporting

During the six month period ended June 30, 2012, the Company hired additional accounting staff and was able to implement policy and procedures to provide segregation of duties as of the end of the period. No other change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 2, 2012, the Company and Pacific Capital Group, Inc. (“PCG”) executed a Memorandum of Understanding (the “MOU”) that contemplates PCG providing consulting services to the Company in exchange for an option to purchase shares of the Company.  In subsequent discussions and email correspondence, the parties have considered various quantities of shares to be subject to purchase by PCG, and the most recent amount under consideration was 2,000,000.  In emails between the Company and PCG, both parties have discussed whether “the deal is dead” without an investment from PCG and, to date, the parties have not resolved the number of shares PCG is eligible to purchase.  Accordingly, there are outstanding, unresolved disputes between the parties with respect to the MOU related to: (i) whether the MOU constitutes a binding agreement and, if so, (ii) the number of option shares, if any, subject to the MOU, and (iii) the scope of PCG’s consulting services contemplated by the MOU.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2012, the Company issued Tommy Allen 1,500,000 shares of common stock at a price of $0.69 per share for consulting services.

On April 2, 2012, the Company issued Placements Media50,000 shares of common stock at a price of $0.62 per share for consulting services.

On April 12, 2012, the Company issued Amie Yoon (Dotted Line Communications) 25,000 shares of common stock at a price of $0.80 per share for consulting services.

On April 12, 2012, the Company issued Braden Richter 300,000 shares of common stock at a price of $0.80 per share for consulting services.

On April 12, 2012, the Company issued Darcy Cobb (Dotted Line Communications) 25,000 shares of common stock at a price of $0.80 per share for consulting services.

On April 12, 2012, the Company issued Aldidad Mireskandari 187,000 shares of common stock at a price of $0.80 per share for consulting services.

On April 12, 2012, the Company issued 50,000 restricted shares of common stock with a fair value of $40,000 to Regard Solutions, Inc. as a finder’s fee ($0.80).

On April 18, 2012, the Company issued Edward Sullivan 100,000 shares of common stock at a price of $0.94 per share for consulting services.

On April 30, 2012, the Company issued Firerock Capital, Inc. 500,000 shares of common stock at a price of $1.22 per share for consulting services.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a 'public offering' as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a 'public offering.' Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luxeyard, inc.

Date: August 20, 2012	By:	/s/ Braden Richter
Braden Richter
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Margot Ritcher
Margot Ritcher
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

