Form 10-Q
period 2012-09-30
Luxeyard, Inc.
filed 2012-11-19
CIK 1493587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐     No  ☒

As of November 17, 2012, there were 71,042,045 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

LUXEYARD, INC.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LUXEYARD, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$448,474	$154,400
Restricted cash	-	150,000
Accounts receivable	1,142	600
Inventory	195,768	5,466
Prepaid expenses and other current assets	157,538	16,376
Total current assets	802,922	326,842

Property and equipment, net of accumulated depreciation of $44,163 and $695 as of September 30, 2012 and December 31, 2011, respectively	195,548	16,869
Deferred financing costs net of amortization of $26,764 as of September 30, 2012	118,686	-
Note receivable -related party	308,000	-
Other asset	50,000	-

TOTAL ASSETS	$1,475,156	$343,711

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	798,916	63,426
Accrued liabilities	267,594	158,206
Advances from shareholder	50,000	-
Accrued interest	167,337	-
Notes payable – related party	350,000	-
Derivative liabilities	3,129,843	158,758
Deferred revenue	-	9,701
Total current liabilities	4,763,690	390,091

Convertible debentures, net of debt discount of $1,559,153 and $ 0 on September 30, 2012 and December 31, 2011 respectively	1,060,847	-
Total liabilities	5,824,537	390,091

Commitments and contingencies	-	-

Stockholders' Deficit:
Preferred A stock, $0.0001 par value, 50,000,000 authorized shares and 8,904,287 and 0 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	890	-
Common stock, $0.0001 par value, 500,000,000 (2011 - 100,000,000) authorized shares; 71,042,045 and 63,290,000 issued and outstanding shares as of September 30, 2012 and December 31, 2011, respectively	7,105	6,329
Additional paid in capital	(8,443,212)	985,738
Retained earnings (deficit)	4,085,836	(1,038,447)

Total Stockholders' Deficit	(4,349,381)	(46,380)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,475,156	$343,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three	Three	Nine	From April 20
	Months Ended	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

REVENUE
Total Revenue	$574,381	$-	$1,435,433	$-

COST OF GOODS SOLD
Cost of Sales	940,675	-	1,750,611	-

GROSS LOSS	(366,294)	-	(315,178)	-

OPERATING EXPENSES
Selling, general and administrative	3,101,945	43,754	12,347,680	47,544
Impairment loss	-	-	192,753	-
Stock compensation expense	130,872	-	312,733	-
Registration rights penalties	-	-	77,913	-
Depreciation	14,259	-	43,468	-

Total Operating Expenses	3,247,076	43,754	12,974,547	47,544
Operating Loss	(3,613,370)	(43,754)	(13,289,725)	(47,544)

Other Income (Expenses)
Gain on derivatives	6,051,937	-	19,550,862	-
Other income	1,515,150	-	1,524,514	-
Interest expense	(361,651)	-	(1,575,571)	-

NET INCOME (LOSS)	3,592,066	(43,754)	6,210,080	(47,544)
Deemed dividend related to incremental beneficial conversion feature on preferred stock	-	-	(1,085,797)	-
Preferred dividends	(62,330)	-	(83,505)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,529,736	$(43,754)	$5,040,778	$(47,544)

Earnings (Loss) Per Share
Basic	$0.04	$(0.00)	$0.07	$(0.00)
Diluted	$(0.04)	$(0.00)	$(0.17)	$(0.00)

Weighted Average Outstanding Shares
Basic	79,612,844	30,350,000	76,036,796	30,350,000
Diluted	88,346,177	30,350,000	83,570,781	30,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Additional	Retained Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balance, December 31, 2011	63,290,000	$6,329	-	$-	$985,738	$(1,038,447)	$(46,380)

Shares issued for services	6,002,072	600	-	-	5,409,207	-	5,409,807

Issuance of preferred stock for cash	-	-	8,904,287	890	3,115,610	-	3,116,500

Stock issued for conversion of debentures	1,000,307	100	-	-	299,872	-	299,972

Stock issued due to exercise of warrants	378,000	38	-	-	(38)	-	-

Stock issued for deferred financing costs	71,666	8	-	-	81,943	-	81,951

Stock issuance costs	300,000	30	-	-	(400,305)	-	(400,275)

Stock option expense	-	-	-	-	312,733	-	312,733

Stock options issued for acquisition of assets	-	-	-	-	260,297	-	260,297

Derivative liability related to warrants	-	-	-	-	(21,982,187)	-	(21,982,187)

Resolution of derivative liabilities	-	-	-	-	2,388,121	-	2,388,121

Deemed dividend on preferred stock	-	-	-	-	1,085,797	(1,085,797)	-

Net income	-	-	-	-	-	6,210,080	6,210,080

Balance, September 30, 2012	71,042,045	$7,105	8,904,287	$890	$(8,443,212)	$4,085,836	$(4,349,381)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$6,210,080	$(47,544)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	43,468	-
Amortization of deferred financing costs	26,764	-
Impairment loss	192,753	-
Amortization of debt discount	1,368,728	-
Derivative gain	(19,550,862)	-
Stock-based compensation	5,722,540	-
Changes in operating assets and liabilities		-
Accounts receivable	(542)	-
Inventory	(190,302)	-
Prepaid expenses and other assets	(141,162)	-
Accounts payable	735,492	4,391
Accrued liabilities	281,696	8,220
Deferred revenue	(9,701)	-
Net cash used in operating activities	(5,311,048)	(34,933)

Cash flows from investing activities
Restricted cash	150,000	-
Notes receivable - related party	(308,000)	-
Deposit to LeatherGroups	(50,000)	-
Purchase of property and equipment	(154,603)	(1,774)
Net cash used in investing activities	(362,603)	(1,774)

Cash flows from financing activities
Proceeds from issuance of preferred stock	2,716,225	-
Proceeds from convertible debentures and bridge notes	3,415,000	120,000
Proceeds from notes payable – related party	575,000	-
Advances from shareholder	50,000	-
Deferred financing costs	(63,500)	-
Repayment of notes payable – related party	(225,000)	-
Repayment of bridge notes	(500,000)	-
Net cash provided by financing activities	5,967,725	120,000

Net increase in cash and cash equivalents	294,074	83,293

Cash and cash equivalents at beginning of period	154,400	-

Cash and cash equivalents at end of period	$448,474	83,293

Supplemental disclosures of cash flow information
Cash paid for interest	71,001	-
Cash paid for income taxes	-	-

Non cash investing and financing activities
Conversion of debentures and accrued interest into common stock	299,972	-
Shares issued for stock issuance costs	81,950	-
Warrant derivatives	21,982,187	-
Resolution of derivative liabilities	2,388,121	-
Debt discount on convertible debentures and bridge notes	2,927,881	-
Deemed dividend on preferred stock	1,085,797	-
Acquisition of eOpulence assets	67,544	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LUXEYARD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2012 due to seasonal and other factors. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of our 2011 Annual Report on Form 10-K.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. For the nine months ended September 30, 2012, the Company has incurred operating losses and negative operating cash flows which raise doubt on its ability to continue as a going concern.

Management Plans to Continue as a Going Concern

The Company continues to implement plans to enhance its ability to continue as a going concern. We continue to make web-site improvements to make our site more accessible and improve purchasing. We have eliminated unprofitable operating agreements with Jaxon and Bari and continue to enhance our operating agreement with LeatherGroups, so that we can obtain economies of scale in our sales, marketing and administrative costs. We have reduced our salary expense from reduction of our work force.

The Company has not yet established a positive cash flow on a company-wide basis. It will be necessary for the Company to obtain additional funding from the private or public debt or equity markets in the future. However, the Company cannot offer any assurance that it will be successful in executing the aforementioned plans to continue as a going concern. The Company’s consolidated financial statements as of September 30, 2012 do not include any adjustments that might result from the inability to implement or execute the Company’s plans to improve our ability to continue as a going concern.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Luxeyard, Inc. and its wholly-owned subsidiaries, LY Retail Texas and LY Retail, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2012 and December 31, 2011, and expenses for the three and nine months ended September 30, 2012 and the period from inception to September 30, 2011. Actual results could differ from those estimates made by management.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) is determined using the two-class method, which is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period and other securities that participate in dividends (“participating securities”). Fully diluted earnings per common share is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The dilutive effect of our Series A convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2012:

Three months ended September 30, 2012	Net income attributable to common shareholders (Numerator)	Shares (Denominator)	Per share Amount
Basic EPS	$3,529,736	79,612,844	$0.04
Effect of dilutive securities
Stock options and warrants	(4,134,618)	-
Convertible debentures	(2,891,931)	8,733,333
Diluted EPS	$(3,496,813)	88,346,177	$(0.04)

The denominator used in calculating basic EPS includes 8,904,287 of participating securities related to the Series C warrants. Common stock equivalents related to the Series A convertible preferred stock of 8,904,287 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

Nine months ended September 30, 2012	Net income attributable to common shareholders (Numerator)	Shares (Denominator)	Per share Amount
Basic EPS	$5,040,778	76,036,796	$0.07
Effect of dilutive securities
Stock options and warrants	(19,206,094)	7,533,985
Convertible debentures	-	-
Diluted EPS	$(14,165,316)	83,570,781	$(0.17)

The denominator used in calculating basic EPS includes 8,904,287 of participating securities related to the Series C warrants. Common stock equivalents related to the convertible debentures and the Series A convertible preferred stock of 17,637,620 were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

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

Level 1 -Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 -Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 -Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

	September 30, 2012	Level 1	Level 2	Level 3
Warrants	$2,145,463	-	-	$2,145,463
Embedded conversion options	984,380	-	-	984,380
Total	$3,129,843	-	-	$3,129,843

	December 31, 2011	Level 1	Level 2	Level 3
Warrants	$158,758	$-	$-	$158,758
Embedded conversion options	-	-	-	-
Total	$158,758	$-	$-	$158,758

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2011	$158,758
Fair value of embedded conversion derivative liability at issuance charged to debt discount	2,927,881
Fair value of derivative liability related to warrants issued	21,982,187
Settlement of derivative liabilities	(2,388,121)
Derivative gains in other expense	(19,550,862)
Balance at September 30, 2012	$3,129,843

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

At September 30, 2012, the derivatives related to the embedded conversion options and warrants were valued using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	-	0.17% to 0.63%
Stock price	-	$0.15
Dividend yield	-	0%
Volatility factor	-	232% to 414%
Expected life (years)	-	1.34 to 4.65 years

As indicated above, the Company’s stock price is a key input in the Black-Scholes model. The stock price as of September 30, 2012 was lower than on the initial measurement date of the derivative instruments, which resulted to a lower derivative liability as of September 30, 2012 and a derivative gain for the period then ended.

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

3. Asset Purchase

On February 22, 2012 we acquired certain office equipment and other related assets of eOpulence, LLC for a total purchase price of $260,297 equivalent to the fair value of 300,000 common stock options. These options have an exercise price of $0.30 per share and will expire on November 30, 2021. The fair value was calculated using the Black-Scholes pricing model using the following assumptions:

Risk-free interest rate	-	2.7%
Stock price	-	$0.90
Dividend yield	-	0%
Volatility factor	-	216%
Expected life (years)	-	3.0 years

We recognized an impairment loss related to the assets acquired of $192,753 for the nine months ended September 30, 2012, because the fair market value of the acquired assets was less than the consideration paid.

4.   Related Party Transactions

Braden Richter, the Company’s former CEO and Director is related to the sublessor of our subleased office space in Los Angeles, California.  Payments on the sub-lease were $66,944 from March 1 (inception) to September 30, 2012. The Company paid a deposit on this lease of $29,797. In April 2012, the Company issued 300,000 shares of common stock with a fair value of $240,000 to the CEO as consulting fees. Subsequent to September 30, 2012, Braden was terminated from his role of CEO and Director.

Steve Beauregard, our former COO, is the founder and a majority stockholder in Regard Solutions, Inc., (“Regard”). We had an agreement with Regard for Technical Services and Project Management. Steve Beauregard was terminated from his role of COO effective August 17, 2012. As such, the agreement with Regard was also terminated. The Company incurred expenses of $511,818, from Regard for the nine months ended September 30, 2012. In April 2012, the Company issued 50,000 restricted shares of common stock with a fair value of $40,000 to Regard as finder’s fee.

On May 1, 2012, the Company entered into a management agreement with Jaxon International, LLC (Jaxon), a company owned by the wife of the Company’s former CEO and Director. Pursuant to the agreement, the Company managed Jaxon’s retail store business and paid Jaxon a monthly overhead allocation of $45,000 to cover its fixed operating expenses. In exchange, the Company receives and recognized all revenues generated from the retail stores as well as the related cost of goods sold since it bore the risks and rewards related to the sales. During the nine months ended September 30, 2012, the Company recorded $457,968 of sales and $228,968 of cost of goods sold in connection with this agreement.

On May 31, 2012 the Company loaned $308,000 to Jaxon. This note bears interest at the rate of 8% per annum and is payable on demand. The purpose of the loan was to buy out the equity interest of the other member in anticipation of the Company’s acquisition of Jaxon. Subsequent to September 30, 2012, this agreement was terminated. The Company has a pending litigation with Braden Richter, the former CEOto recoup damages resulting from the agreement as well as the collection of the related note receivable.

On May 1, 2012, the Company entered into a management agreement with Home Loft, Inc. to manage its LeatherGroups (LG) web site. Home Loft is owned by the Company’s new COO. Pursuant to the agreement, the Company paid a $50,000 deposit to Home Loft which is reported as other asset in the consolidated balance sheet. In exchange, the Company receives and recognizes all revenues for all products sold in the website as well as the related cost of goods sold since it bears the risk and rewards related to these sales. During the nine months ended September 30, 2012, the Company recorded $172,067 of sales and $47,720 of cost of goods sold in connection with this agreement.

In May and June 2012, the Company received three advances from a shareholder totaling $50,000 which remained outstanding as of September 30, 2012. These advances bear no interest and are due on demand.

During the third quarter of 2012, the Company’s chairman of the Board of Directors and interim CEO, loaned the Company a total of $575,000. The notes bear no interest and are payable when the Company closes an equity or equity linked financing of $500,000 and above. The note holder also has the option to convert the notes into securities issuable in such financing. During the three months ended September 30, 2012, the Company made repayments to the notes amounting to $225,000. As of September 30, 2012, the notes have an outstanding balance of $350,000.

5. Debt

Convertible debentures

During the nine months ended September 30, 2012, the Company issued and sold 10% Convertible Debentures amounting to $2,915,000. These debentures are convertible to 9,716,667 shares of the Company’s common stock at $0.30 per share and mature on January 31, 2014.  The related debenture agreement also provides for a mandatory conversion any time prior to the maturity date if all of the following criteria are met: a) the common shares underlying the debentures are registered in a registration statement under the Securities Act or are available for resale pursuant to Rule 144; b) the Company’s share prices for a period of 10 consecutive days remain at or above $1 and c) the daily volume of the Company’s stock during such consecutive 10 day period is at least 50,000. At the same time, the conversion price is adjusted downward if, at any period that the debentures are outstanding, the Company issues any additional stock or securities convertible into shares of common stock at a price less than the applicable conversion price.

In connection with the sale of the convertible debentures, the Company incurred costs from third parties amounting to $145,450. These costs were recognized as deferred financing costs and amortized over the term of the debentures. Amortization for the nine months ended September 30, 2012 amounted to $26,674.

The Company evaluated the terms of the debentures under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that the embedded conversion option of the debentures require derivative accounting treatment due to reset provisions in the conversion price. The fair value of the embedded conversion option amounted to $5,967,574 of which $2,427,881 was recognized as a debt discount to the debentures and the difference of $3,539,693 as a “day 1” derivative loss. The debt discount is accreted to interest expense over the term of the debentures. Amortization expense for the nine months ended September 30, 2012 amounted to $1,368,728.

During the nine months ended September 30, 2012, debentures plus accrued interest of $299,972 were converted into 1,000,307 shares of common stock. Upon conversion of the debentures, the Company recognized the unamortized discount to interest expense, the derivative liability related to the embedded conversion option was marked to market at the date of conversion and the fair value of $1,098,914 was reclassified to additional paid in capital.

Bridge notes

During the nine months ended September 30, 2012, the Company issued bridge notes to two lenders totaling $500,000. In connection with these notes, the Company paid fixed interest and loan origination fees totaling to $71,000 and issued 630,000 warrants with an exercise price of $0.50 years and a term of 5 years. The warrant agreements provide that for a period of 1 year from issuance, the exercise price of the warrants shall be adjusted downward if the Company issues any additional common stock or securities convertible into shares of common stock at a price less than the applicable exercise price. These notes were fully paid as of September 30, 2012.

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

6. Equity

Common stock

The Company enters into several consulting agreements with vendors who accept stock payments in lieu of cash or who are awarded restricted common shares of the Company’s stock based on certain performance milestones. During the nine months ended September 30, 2012, the Company issued 6,002,072 shares of common stock with a fair market value of $5,409,807 for services.

During the nine months ended September 30, 2012, the Company issued 1,000,307 shares of common stock due to conversion of the convertible debentures (see Note 5).

During the nine months ended September 30, 2012, the Company issued 378,000 shares of common stock from the cashless exercise of warrants.

During the nine months ended September 30, 2012, the Company issued 371,666 shares of common stock, with a fair value of 345,950, to placement agents and these accounted for as stock issuance costs.

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

The Series A Convertible Preferred Stock pays cumulative dividends at 8% per annum, payable in cash or shares of common stock every quarter, as long as, among other things, the preferred stock is registered. For the nine months ended September 30, 2012, cumulative dividends amount to $83,505. The preferred stock is convertible into common stock at any time at the option of the holder at a conversion price equal to the lower of $0.35 or the market price but the market price shall never be less than $0.10. The market price is determined as 90% of weighted average prices of the common stock for 5 trading days preceding the conversion.

In connection with the Purchase Agreement, the Company also entered into a registration rights agreement with the investors pursuant to which the Company was required to file a registration statement within 15 days and to have the registration statement declared effective within 105 days of the closing of the offering. Failure to meet the deadline will require the Company to make pro rata payments to each investor, as liquidated damages, an amount equal to 1% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof; provided, however, such damages shall cease to accrue on the 180th day following the closing date of the offering. As of September 30, 2012, the Company determined that it is probable that it will incur such damages and have accrued $77,913 as of September 30, 2012 in connection with this registration rights agreement.

The Company evaluated the embedded conversion option under FASB ASC 815-15 and determined that it is clearly and closely related to the host contract, the preferred stock, and does not require to be bifurcated. The Company evaluated the preferred stock for a beneficial conversion feature. The Company determined that a beneficial conversion feature of $1,085,797 existed which was recognized as a deemed dividend on the preferred stock with a corresponding credit to additional paid in capital.

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

The following is a summary of warrant transactions for nine months ended September 30, 2012

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Intrinsic value
Outstanding at December 31, 2011	5,400,000	$0.30	4.15	$-
Granted	19,329,003	0.46	-	-
Exercised	(630,000)	0.50	-	-
Forfeited/cancelled	(8,904,287)	0.43	-	-
Outstanding at September 30 , 2012	15,194,716	$0.42	4.47	-

Exercisable at September 30 , 2012	15,194,716	$0.42	4.47	-

The Series D warrants expired during the quarter ended September 30, 2012 and as of the expiration date; the related warrants have a fair value of zero. Consequently, the remaining derivative liability related to these warrants amounting to $471,874 was credited to gain on derivatives. As the Series E warrants were exercisable only when the Series D warrants are exercised, the Series E warrants were forfeited. The derivative liability related to the Series E warrants was marked to market as of the date that these were forfeited and the related fair value of $756,858 was reclassified to additional paid in capital.

Stock options

During the nine months ended September 30, 2012, the Company granted 2,958,241 options to employees, consultants, and board members with exercise prices ranging from $0.30 to $1.85 per share and a term of 5-10 years. Of the total options granted in 2012, 163,241 vested immediately and 2,795,000 options vests over a period of 36 months. No options are exercisable until the expiration of the Lock-Up agreement on November 15, 2012.

The options have a weighted average fair value of $0.51 and were valued using the Black-Scholes pricing model. Significant assumptions used in the valuations include the following:

Risk-free interest rate	-	0.58% to 2.23%
Stock price	-	$0.30 to $1.85
Dividend yield	-	0%
Volatility factor	-	389% to 448%
Expected life (years)	-	5.84 to 10.0 years

			Weighted-average
			remaining
		Weighted-average	contractual life
	Number of options	exercise price	(years)	Intrinsic value
Outstanding at December 31, 2011	8,876,546	$0.21	9.77	$-
Granted	3,258,241	$0.44
Exercised	(50,000)	$0.30
Forfeited	(1,588,334)	$0.35
Outstanding at September 30, 2012	10,496,453	$0.26	8.85	$-

Vested at September 30, 2012	7,036,981	$0.22	8.96	$-

During the nine months ended September 30, 2012, stock compensation expense recognized amounted to $312,733 and the unamortized stock compensation expense as of September 30, 2012 was $567,679

On August 8, 2012 the board approved a one time offer to employees whose options had been granted with an exercise price above $0.35. The offer allowed them to elect to cancel their higher priced options and to concurrently be granted an option to purchase shares of same quantity of common stock at $0.35. The employees retain their original vesting schedule. Eighteen employees with option grant prices ranging from $0.51 to $1.55 accepted the offer and options to purchase 742,000 shares of common stock were cancelled and options to purchase 742,000 of restricted common shares were granted. The cancellation and replacement of the above options was accounted as a modification, however, there was no incremental compensation expense that resulted from this amendment.

7. Commitments and Contingencies

Litigations

The Company is party to various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. There are three complaints filed against LuxeYard. These claims involve claims of breach of contract, unjust enrichment, fraud, money had and received, constructive trust, and unpaid invoices. Based on the information presently available, management and in-house counsel believe that only one of these complaints is probable for liability. It pertains to an unpaid vendor invoice for services. The estimated amount of liability for this claim is under $20,000.

The Company also received a Notice of Conversion dated September 28, 2012 to convert Convertible Perpetual Preferred Stock into common stock. The conversion value equals $10,000 with 66,667 of common shares to be issued. As of November 16, 2012, this conversion has not been made and is pending contingencies to be resolved.

On September 24, 2012, the Company received $1,500,000 in connection with the settlement of a lawsuit filed by the Company and Amir Mireskandari, the chairman of the Board of Directors (Mireskandari v. Gann), against certain shareholders of the Company. The settlement amount was recorded in other income. Legal fees associated with this settlement amounted to $394,500.

Leases

During the three months ended September 30, 2012, the Company entered into two lease agreements for warehouse space. Both properties are located in High Point, North Carolina. The base rent for one is 2,215 sq. ft. at $23 per sq. ft. per year. The agreement was effective August 1, 2012 and expires on April 30, 2013. The base rent for the other is $6,000 per month starting September 25, 2012 and expiring on September 24, 2013.

Management Service Agreement

On August 6, 2012 the Company entered into a management services agreement with Ferris Holding Company, Inc., (“Ferris”) to manage its retail business that sells furniture through its website (www.barileather.com) (“online business”). Effective September 27, 2012, this management service agreement was terminated. Legal actions are pending to recoup damages. Pursuant to the agreement, the Company was to pay Ferris a monthly fee of $45,000 and in exchange, the Company will receive all revenues generated from the online business but will also be responsible for the payment of the related costs of any goods sold.

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

Overview

We function as an online marketplace for luxury consumer products. We source from merchants and offer products to our members through our website via a “flash sale” or “daily deal” at deep discounts to retail prices.  In January 2012, we launched our website www.LuxeYard.com and began operations. We launched with the product line of home goods and furniture. On March 27, 2012, we launched our LuxeStyle vertical, consisting of apparel lines. Initially, we focused on household furnishings and goods such as furniture, lighting and bedding. As our member base and merchant selection increase, we expect to expand our offerings to include other consumer goods such as travel, gourmet food and beverages, consumer services events and gift cards. On May 1, 2012, we entered into operating agreements with Jaxon International, LLC (Jaxon) and Home Loft, Inc. to operate its Leather Groups (LG) website. Jaxon is a traditional “brick and mortar” retail location and LG is a retail web site. Subsequent to September 30, 2012, the operating agreement with Jaxon was terminated. On August 6, 2012, we entered into a Management Services Agreement with Ferris Holding Company, Inc., a Delaware corporation, DBA “Bari Leather Furniture” (Bari) to operate its Bari Leather Furniture website. Effective September 27, 2012, the operating agreement with Ferris Holding Company, Inc. was also terminated.

Each week we conduct several “flash sale” events on our website in which we feature merchandise at steep discounts to suggested retail prices.  At the beginning of each event, members receive an email describing the featured products and directing them to our website to participate.  We list events on the member homepage of our website and each event remains on our site for three days or longer, depending on demand and quantity offered. We also offer products in “static” events, which are available for sale until our inventory is depleted.

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

With our Concierge Buying program, we use a platform similar to Facebook and Pinterest to determine what items are in high demand by our customers. We then source the most popular products and offer those items to or members via a sale that features special notifications and discounts for those who contributed to the process.

In April, we began a business-to-business program through which we source containers of goods and sell them to retailers via our business-to-business website [TradeYardUSA.com]. The retailers are offered products prior to the arrival of the container shipments and any unsold items from the container shipment are then offered on our website. The business-to-business program is operating under the TradeYard dba and offers flash sales to businesses and daily deals to businesses.

We manage the LeatherGroups web-site [LeatherGroups.com]. We also have syndicate sales events and product sales with other flash sale and daily deal websites wherein we provide goods to be sold on their websites.

Recent Developments

Financing

We raised approximately $1,080,000 in gross proceeds in 2011 from two separate offerings. In addition, Bridge Notes in the principal amount of approximately $217,500 were exchanged for units in the offering and $62,500 in Bridge Notes was paid out of the proceeds of the offering.

In 2012, we have raised approximately $2,915,000 in debentures and raised $3,116,500 from securities units offering (the “offering”). This amount includes Bridge Notes in the amounts of $225,000 exchanged for units in the offering. Gross proceeds from the offering were $2,891,500.  Accordingly, we had $5,806,500 in actual gross proceeds from the debentures and offering after deducting the principal amount of Bridge Notes exchanged at the closing of the offering, but before deducting any expenses incurred by the Company in connection with the offering.

Debentures

During the period from January to April 2012, we entered into certain Debenture Purchase Agreements (the “Purchase Agreement”) with certain investors (the “Holder” or “Holders”) whereby we issued and sold to the Holders certain 10% Convertible Debentures which are convertible into shares of our common stock (collectively, the “Notes”), $0.0001 par value per share (the “Shares”), at a conversion price of $0.30 per share, subject to adjustment. The aggregate original principal amount of all Notes is $2,915,000. Based on the aggregate original principal amount sold by the Company, the minimum Shares we may be required to issue is 9,716,667.

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

The Series D warrants expired effective August 22, 2012. As the Series E warrants were subject to adjustment and exercise of the D warrants, the Series E warrants were forfeited when the Series D warrants expired.

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

Operating Agreements

On May 1, 2012, the Company entered into an operating agreement with Jaxon International, LLC, a California Limited Liability Company (“Jaxon”). Jaxon is owned by the wife of the Company’s CEO and Director. Subsequent to September 30, 2012, the operating agreement with Jaxon was terminated.

On May 1, 2012, the Company entered into an operating agreement with HomeLoft, Inc. to operate its LeatherGroups (LG) web site. HomeLoft is owned by the Company’s Chief Operating Officer.

On August 6, 2012 the Company entered a Management Services Agreement with Ferris Holding Company, Inc., a Delaware corporation, DBA “Bari Leather Furniture” (Bari) to operate its Bari Leather Furniture website. Effective September 27, 2012, the operating agreement with Ferris Holding Company, Inc. was terminated.

Plan of Operation

We have successfully launched our web site and our home furnishings and apparel divisions. Additionally, we have experienced growth in membership, which were 732,149 on November 15, 2012. We are focused on strengthening our relationships with vendors/suppliers and forming strategic alliances with other web-based merchants who act as distribution partners.  During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

☐	Continue scaling our marketing campaign to attract a high volume of quality members to our website. Marketing initiatives consist of search engine optimization, social media marketing, referral and affiliate marketing programs, pay-per-click search and display advertising and public relations;
☐	Expand upon our member relations and communication activities, with email retention and activation campaigns, additional editorial content and celebrity Trendsetter involvement that will increase our site traffic and build our brand;
☐	Continue to improve upon the ability for our website to deliver a high-quality consumer ecommerce experience, the hallmark of which is access to luxury products at affordable prices for our members;
☐	Identify and partner with more merchants whose products we want to feature on our website. We believe featuring a variety of merchants makes our marketplace more attractive to members;
☐	Expand our product offering to include additional vertical market segments, which may include travel, gourmet food and beverages, consumer services, events and gift cards;
☐	Establish new domestic and international syndication partnerships with companies whose existing customer base can extend the distribution of our products;
☐	Build on the momentum of our Concierge Buying and Group Buy features, which currently differentiate us and we believe hold tremendous value as consumers increasingly leverage their collective buying power to identify, share and pay for products at the intersection of social, mobile and ecommerce technologies; and
☐	Expand our business-to-business operation into a key market differentiator and one that will scale on the basis of our ability to source products for thousands of smaller vendors.
☐	Expand our buying power with the addition of like-kind website alliances through operating agreements and/or acquisitions.

As two of the operational agreements we entered into were terminated, our revenue decreased and our projected growth has declined. Over the next twelve months, we expect to grow steadily while improving profitability. We anticipate that we will need additional financing in the next twelve months to improve operations and facilitate our growth. We have implemented cost savings measures to reduce our overhead, including reduction in staff and reduction in facilities. We intend to pursue our strategy of establishing alliances through operating agreements and/or acquisitions with the targeted companies that will increase our revenue and at the same time reduce our cost of obtaining merchandise because we will be able to obtain greater discounts with larger orders. We will also be able to leverage our infrastructure and obtain economies of scale and replicate our technology across the various verticals.

Results of Operations

For the nine months ended September 30, 2012, we had revenues of $1,435,433 compared to revenue of $0 for the period from inception to September 30, 2011. For the three month period ended September, 30, 2012 our revenue was $574,381 representing a 19% quarter-to-quarter decrease. The decrease is mainly brought about by the termination of our operating agreements with Jaxon and Ferris Holding Company and our decreased sales from our website in the third quarter. Our net profit for the nine months ended September 30, 2012 was $6,210,080 and for the three month period ended September 30, 2012 was $3,592,066 compared to a $47,544 loss for the period from inception to September 30, 2011. The income was primarily from a gain on our complex derivatives of $19,550,862 for the nine month period ended September 30, 2012 and a gain of $6,051,937 for the three month period ended September 30, 2012. These gains were triggered by a drop in the market value of our common shares. Operating loss for the nine month period ended September 30, 2012 was $13,289,725 and for the three month period ended September 30, 2012 was $3,613,370. A contributing factor to this loss was the fair market value of the 343,894 restricted shares issued for services provided by our CEO and various vendors in the amount of $98,049 and 5,752,072 restricted shares valuing $5,867,967 for the three and nine months ended September 30, 2012, respectively. Our other significant expenses were payroll of $1 Million for the three month and $2.3 Million for the nine month periods ended September 30, 2012 and marketing of $141,000 for the three month and $717,055 for nine month periods ended September 30, 2012. As of September 30, 2012, we had total current assets of $802,922 and total current liabilities of $4,784,865 compared to total current assets of $326,842 and total current liabilities of $390,091 at December 31, 2011.

The Company recognized revenue and cost of goods sold for operating the Jaxon retail store. The Company paid a monthly overhead allocation of $45,000 to cover Jason’s fixed operating expenses. During the nine months ended September 30, 2012, the Company recorded $457,968 of sales and $236,944 of cost of goods sold for the Jaxon store. An overhead allocation of $180,000 was paid to Jaxon during the period.

The Company paid a $50,000 non-refundable deposit to HomeLoft. For operating the web-site, the Company receives all of the revenue for products that it sells and recognizes the cost of goods sold. During the nine months ended September 30, 2012, the Company recorded $172,067 of sales and $47,720 of cost of goods sold for the LG.

Liquidity and Capital Resources

As of September 30, 2012 we had cash of $448,474 compared to cash of $154,400, on December 31, 2011.  Our primary uses of cash were for marketing expenses, employee compensation, and working capital. The main sources of cash were from the proceeds from the private offering of its securities, from the issuances of debt in the form of debentures and from the settlement of a lawsuit filed by the Company and Amir Mireskandari, the chairman of the Board of Directors (Mireskandari v. Gann), against certain shareholders of the Company. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	An increase in working capital requirements,
☐	Our plans to acquire additional web-sites and compatible businesses
☐	Infrastructure Improvements
☐	Addition of administrative and sales personnel as the business grows,
☐	Increases in advertising, public relations and sales promotions as we commence operations,
☐	Development of new members and market initiation, and
☐	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the nine months 2012 and for fiscal 2011:

	Nine Months Ended September 30, 2012	For the Period from April 20 (Inception) to September 30, 2011
Cash flows used in operating activities	$(5,311,048)	$(34,933)
Cash flows used in investing activities	(362,603)	(1,774)
Cash flows from financing activities	5,967,725	120,000

Net increase in cash and cash equivalents	$294,074	$83,293

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis. As of September 30, 2012, we have generated minimal revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, there is substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Major sources of funds in the past for us have included the debt or equity markets. We will have to continue to rely on these capital markets to fund future operations and growth. Our business model is focused on acquiring LeatherGroups and other verticals as well as retail sales from our web-site and wholesale sales generated by TradeYard. Our ability to generate future revenues and operating cash flow will depend on successful retail and wholesale sales and the ability to execute our business plan, which will require us to continue to raise equity or debt capital from outside sources.

The Company has ongoing capital commitments to acquire LeatherGroups subject to the underlying terms. Failure to meet such ongoing commitments may result in the loss of the ability to make this acquisition. This commitment may also cause us to seek additional capital from sources outside of the Company. The current uncertainty in the credit and capital markets, and the economic downturn, may restrict our ability to obtain needed capital.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider cash on hand and demand deposits with original maturities of nine months or less as cash and cash equivalents for the purpose of the statement of cash flows. As of September 30, 2012 we had $448,474 in cash compared to $154,400 in cash at December 31, 2011.

Share-Based Payments

The Company accounts for share-based awards to employees in accordance with FASB ASC 718 “Stock Compensation.” Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model.

Share-based awards to non-employees are accounted for in accordance with ASC 505-50, wherein such awards are expensed over the period in which the related services are rendered at their fair value.

Revenue Recognition

Most of our vendor relationships follow a traditional retail model and only do revenue sharing in a small segment of apparel sales. We recognize revenue from product sales when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

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

Management Change

The Company’s former CEO, Braden Richter, was terminated effective October 23, 2012. As of the filing date of this report, his replacement has not been named. Amir Mireskandari, Chairman of the board and shareholder, was appointed as the interim CEO until Braden’s replacement is found.

The Company’s CFO, Bryan Semmens, who replaced Margot Ritcher, the former CFO, on September 7, 2012 resigned effective October 3, 2012. Jerry Wilkerson, the Company’s COO, was appointed the interim CFO until Bryan’s replacement is found.

Change to the Company’s Board of Directors

On October 8, 2012, our Board of Directors elected Ashu Ladha and Guy Elhanany as directors of the Company. Ashu Ladha and Guy Elhanany were each elected to serve on the Board of Directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”). Our Board of Directors also approved the establishment of the Audit Committee and appointed Ashu Ladha and Guy Elhanany as members of the Audit Committee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, management concluded as of September 30, 2012 that our disclosure controls and procedures were not effective. We deemed the controls to be ineffective due to a lack of segregation of duties and in controls over corporate governance. We have begun hiring additional accounting staff and are currently working to address these control issues.

Changes in Internal Control over Financial Reporting

During the nine month period ended September 30, 2012, the Company hired additional accounting staff and was able to implement policy and procedures to provide segregation of duties as of the end of the period. No other change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 24, 2012, the Company received $1,500,000 in connection with the settlement of a lawsuit filed by the Company and Amir Mireskandari, the chairman of the Board of Directors and interim CEO, against certain shareholders of the Company on August 23, 2012 in the US District Court by the Southern District of Texas, Houston Division.

On September 18, 2012, Khaled Alattar filed suit against the Company in the District Court of Harris County, Texas. The Company was joined in the lawsuit by other defendants.  The defendants in the action include various persons or entities who plaintiff alleges aided in fraud against the plaintiff.  The plaintiff alleges that the defendants unlawfully “pumped” the Company’s stock and then “dumped” the Company’s unrestricted stock.  Plaintiff seeks actual damages, exemplary damages, disgorgement of profits, attorney’s fees, and other litigation costs, estimated to be approximately $500,000.  The Company believes that the case is without merit and intends to defend it vigorously.

On October 12, 2012, Jinsun, LLC filed suit against LuxeYard Chairman and interim Chief Executive Officer, Amir Mireskandari in the 157th District Court of Harris County, Texas for breach of contract.  Jinsun seeks damages for Mr. Mireskandari’s alleged breach of the Company’s Lock-up and Lock-out Agreements.  Plaintiff claims loss in value to the Company’s stock and financing ability.  On November 12, 2012, Mr. Mireskandari filed an answer to the complaint and counterclaim against Jinsun for breach of contract and attorneys’’ fees for a groundless suit.

On October 23, 2012, XL Marketing Corp. filed suit against the Company in the New York State Supreme Court, alleging breach of contract and seeking damages in the amount of $201,000 (including interest and attorneys’ fees) in unpaid invoices. The Company believes that the case is without merit and intends to defend it vigorously.

On November 9, 2012, the Company filed suit in the 127th District Court of Harris County, Texas against the Company’s former CEO, Braden Richter, his wife, Victoria Richter, and the Richters’ furniture store, Jaxon International, LLC.  This proceeding stemmed from Mr. Richter’s alleged conspiracy with defendants in a prior suit during the parties’ settlement negotiations in Texas, and breach of fiduciary duties in his handling of the Jaxon related-party transaction during his time as CEO of the Company.  The complaint also alleges conspiracy between the defendants.  The Company seeks damages in an amount exceeding $500,000.

On November 13, 2012, LY Retail, LLC (California), the Company’s wholly-owned subsidiary, filed suit in Los Angeles Superior Court against Ferris Holding Co. dba Bari Leather Furniture (“Bari”), Lou Ferris, Tom Tilaro, Braden Richter, Victoria Richter, Jaxon International, LLC, Bryan Semmens, First Data Merchant Services Corp., and Banc of America Merchant Services, LLC for breach of contract, fraud, conspiracy, among other claims.  This case stems from a breach of the management services agreement between the Company and Bari, and other defendants’ conspiracy to convert Company funds.  The Company seeks damages in an amount exceeding $600,000.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(c) On November 16, 2012, Amir Mireskandari, Chairman of the Board, was appointed as the Company’s interim Chief Executive Officer (Principal Executive Officer). Mr. Mireskandari has been the Company’s Chairman of the Board since November 2011.

Family Relationship:

Mr. Mireskandari does not have a family relationship with any of the officers or directors of the Company.

Transactions with Related Persons:

During the third quarter of 2012, Mr. Mireskandari loaned the Company a total of $575,000. The notes bear no interest and are payable when the Company closes an equity or equity linked financing of $500,000 and above. The holder also has the option to convert the notes into securities issuable in such financing.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luxeyard, inc.

Date: November 19, 2012	By:	/s/ Amir Mireskandari
Amir Mireskandari
Chairman of the Board and Acting Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Jerry Wilkerson
Jerry Wilkerson
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

